Form 10-Q
period 2012-02-29
Auto Home Lock, Inc.
filed 2012-04-04
CIK 1526183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-175792

AUTO HOME LOCK, INC.
(Exact name of registrant as specified in its charter)

Nevada			80-0729029
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rua Presidente Lincoln 218, Atibaia,SP, Brazil, 12945-040
(Address of principal executive offices) (Zip Code)

775.321.8215
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as March 30, 2012 was 5,168,000 shares of common stock, $0.001 par value, issued and outstanding.

AUTO HOME LOCK, INC.

ANNUAL REPORT ON FORM 10-Q

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 29, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	February 29, 2012	May 31, 2011
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$1	$4,951
Prepaid Expenses	469	-
TOTAL CURRENT ASSETS	$470	$4,951

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,016	$4,500
Loans from Related Party	1,497	1,437
TOTAL CURRENT LIABILITIES	$9,513	$5,937

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,168,000 shares of common stock at February 29, 2012
and 5,000,000 at May 31, 2011.	$5,168	$5,000
Additional Paid in Capital	4,872	-
Subscriptions Receivable	(5,040)	-
Deficit accumulated during the development stage	(14,043)	(5,986)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(9,043)	$(986)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$470	$4,951

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Nine months	from inception
	ended	ended	(May 5, 2011) to
	February 29, 2012	February 29, 2012	February 29, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$-	$69	$1,555
Professional Fees	4,313	7,988	12,488
Total Expenses	$4,313	$8,057	$14,043

NET LOSS	$(4,313)	$(8,057)	$(14,043)

Provision for Income Tax		-	-

NET LOSS, AFTER PROVISION FOR INCOME TAX	$(4,313)	$(8,057)	$(14,043)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$5,073,374	5,024,369

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on May 5, 2011 to February 29, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - May 5, 2011	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on May26, 2011	5,000,000	$5,000	$-	$-	$-	$5,000

Net loss for the period from inception
to May 31, 2011					(5,986)	(5,986)

Balance, May 31, 2011	5,000,000	$5,000	$-	$-	$(5,986)	$(986)
Common shares issued for Subscriptions Receivable in January 2012 at $0.03 per share	168,000	168	4,872	(5,040)	-	-

Net loss for the period ended
February 29, 2012	-	-	-	-	(8,057)	(8,057)

Balance, February 29, 2012	5,168,000	$5,168	$4,872	$(5,040)	$(14,043)	$(9,043)

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

		Cumulative results
	Nine months	from inception
	ended	May 5, 2011 to
	February 29, 2012	February 29, 2012

OPERATING ACTIVITIES
Net loss	$(8,057)	$(14,043)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	60	1,497
Increase (decrease) in prepaid expenses	(469)	(469)
Increase (decrease) in accrued expenses	$3,516	$8,016
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(4,950)	$(4,999)

FINANCING ACTIVITIES
Proceeds from sale of common stock		5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$5,000

NET INCREASE ( DECREASE) IN CASH	$(4,950)	$1

CASH, BEGINNING OF PERIOD	$4,951	$-

CASH, END OF PERIOD	$1	$1

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

February 29, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on May 5, 2011 and established a fiscal year end of May 31. We are a development-stage Company organized to develop a one button remote home locking device that will both lock the house and activate the alarm.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements.  The results of operations for the periods ended February 29, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $9,043, an accumulated deficit of $14,043 and net loss from operations since inception of $14,043. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AUTO HOME LOCK, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

February 29, 2012

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 4 – PREPAID EXPENSES

The Company had a prepaid expense of $469 as at February 29, 2012 and $0 as at May31st, 2011 in respect of a legal fee retainer. The prepaid expense is expected to be used within a 12-month period.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued. As of February 29, 2012, 5,168,000 common shares are issued and outstanding.

On May 26, 2011, the Company issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

In January 2012, the Company issued 168,000 common shares for $0.30 per share, for which there are Subscriptions Receivable of $5,040.

As of February 29, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Auto Home Lock, Inc. ("AHL", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on AHL.  The Company is a development stage company organized to develop, produce and distribute an automated home locking system. The idea is similar to a car locking system that works with a keychain remote control. With many new cars when one presses a remote control button, the car automatically locks all the doors, closes the windows and activates the alarm system. Another button allows the car owner to unlock the car doors and deactivate the alarm system with the remote.

Our idea is to develop a system with a similar concept to the one described above, but for houses. Our product, when fully developed, may allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. Another button on the same remote control will unlock the front door and deactivate the alarm system.

Plan of Operation

The Company has not yet generated any revenue from its operations.  At the fiscal quarter ended February 29, 2012, we had Current Assets of $470 as compared to $4,951 at May 31, 2011. We incurred operating expenses in the amount of $4,313 in the quarter ended February 29, 2012, as compared to $8,057 for the nine-month period ended February 29, 2012.  To date, we have incurred $14,043 in total expenses, resulting in an accumulated deficit of $14,043 since inception.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 2,000,000 of or our common stock for sale to the public.  Our registration statement became effective on January 06, 2012 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

We have recently issued 168,000 common shares through private placements. Management believes that if additional private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If AHL is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in AHL having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because AHL is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If AHL cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in AHL common stock would lose all of their investment.

After we have raised sufficient funds to start this plan of operations, we plan to accomplish the following steps:

•

Contract third-party engineers (month one) – in the first month, the Company will locate, interview and choose the right personal to develop our product. We intend to hire third-party engineer(s) and/or technician(s) capable of developing our concept. The Company has no plans to hire employees, but to contract and negotiate a suitable deal with a third-party. Our president shall be responsible for this step. The contacts and initial interview shall be made via phone and email. Meeting in person shall be scheduled only for good prospects.

•

Development and testing of our product (months two to ten) –We believe that we may be able to have our product developed and tested between the second and tenth months after we have started our business plan. We expect to have a prototype ready for testing by the eight month. The engineers and/or technicians shall be responsible for the development and adjustments of our concept. The Company’s president shall oversee the development of our prototype, the product testing and be responsible for final approval.

•

Contact and negotiate contracts with insurance, alarm and surveillance companies (months eight to eleven) – We believe that our product shall be finalized or almost finalized within the eighth and eleventh months after we have started our business plan. At that point, we shall have a concrete concept and a prototype ready. The President should then have a better understanding of our product for presentation to possible partner companies.  This would give us a better position in future negotiations. Initial negotiations shall be made via phone and email. Meetings in person shall be scheduled only on the last phase of our negotiations and/or to show our prototype.

•

Marketing (months seven to twelve) – The Company intends to have a Marketing campaign that shall start in the seventh to twelfth month after we have started our business plan. By the end of the twelfth month we expect to have some products ready for sale. Our Marketing campaign shall include full development of our website including videos of our products and concepts. We plan to place ads on specialized magazines and/or websites. We have not yet researched or contacted any magazines or websites. If funds allow, we also intend to advertise on TV shopping channels. No research or contact has been established yet and the funds to be used on our Use of Proceeds are only estimates by our Company.

•

Production of initial batch (months eleven to twelve) – The Company expects to have our product fully developed and functional by the eleventh month after we have started our business plan. Final adjustments and negotiations with factories and manufacturers shall take place during this last step, when we intend to also have our first batch ready for sale by the end of the twelfth month after we have started the implementation of our Business Plan. The president will be responsible for all the negotiations and for the choice of possible manufacturers. The Company has not yet contacted or identified any possible manufacturer.

Marketing is anticipated to be an ongoing matter that will continue during the life of our operations.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect to purchase any significant equipment, and we currently have no material commitments pending.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Capital Resources

If AHL is unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in AHL having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because AHL is a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If AHL cannot raise additional proceeds via a private placement of its common stock or secure debt financing we would be required to cease business operations. As a result, investors in AHL common stock would lose all of their investment.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Raul Pinheiro has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Pinheiro expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements.

Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on July 26, 2011.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Auto Home Lock, Inc.

BY:      /s/ Raul Pinheiro

 ----------------------

Raul Pinheiro

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  April 04, 2012