Form 10-K
period 2012-05-31
Auto Home Lock, Inc.
filed 2012-08-29
CIK 1526183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	May 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-175792

AUTO HOME LOCK, INC.
(Exact name of registrant as specified in its charter)
Nevada		80-0729029
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rua Presidente Lincoln 218, Atibaia,SP, Brazil, 12945-040
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)	775.321.8215

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_|			No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|			No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X|		No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of August 28, 2012 , the aggregate value of voting and non-voting common equity held by non-affiliates was $10,040.

AUTO HOME LOCK, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

	PART I	Page number

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART IV
Item 15	Exhibits and Financial Statement Schedules	21

PART I

ITEM 1: BUSINESS

About  AUTO HOME LOCK, INC.

The Company was incorporated in the State of Nevada as a for-profit Company on May 5, 2011 and established a fiscal year end of May 31. We are a development-stage Company that intends to develop, produce and distribute an automated home locking system. The idea is similar to a car locking system that works with a keychain remote control. With many new cars when one presses a remote control button, the car automatically locks all the doors, closes the windows and activates the alarm system. Another button allows the car owner to unlock the car doors and deactivate the alarm system with the remote.

Our idea is to develop a system with a similar concept to the one described above, but for houses. Our product, when fully developed, may allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. Another button on the same remote control will unlock the front door and deactivate the alarm system.

The system is intended to give its users peace of mind that when they leave their house, all the doors are locked. The Company feels the product is great for everyone especially parents with teenagers, they can rest assured that when their children leave the home, all doors are securely locked.

Our president and director has invested $5,000 in the Company. A total of 31 other investors have invested a further $5,040 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

After we have raised sufficient funds to start this plan of operations, we plan to accomplish the following steps:

•

Contract third-party engineers – in the first month, the Company will locate, interview and chose the right personal to develop our product. We intend to hire third-party engineer(s) and/or technician(s), capable of developing our concept. The Company has no plans to hire employees, but to contract and negotiate a suitable deal with a third-party. Our president shall be responsible for this step. The contacts and initial interview shall be made via phone and email. Meeting in person shall be scheduled only for good prospects.

•

Development and test of our product – We believe that we may be able to have our product developed and tested within the second and tenth months after we have started our business plan.

We expect to have a prototype ready for testing by the eight month. The engineers and/or technicians shall be responsible for the development and adjustments of our concept. The Company’s president shall oversee the development of our concepts, the products tests and shall be responsible for final approval.

•

Contact and negotiate contracts with insurance, alarm and surveillance companies – We believe that our product shall be finalized or almost finalized within the eighth and eleventh months after we have started our business plan. At that point, we shall have a concrete concept and a prototype ready. The president may then have a better understanding and our product to show our possible partner companies, what would give us a better negotiation position. Initial negotiations shall be made via phone and email. Meetings in person shall be scheduled only on the last phase of our negotiations and/or to show our prototype.

•

Marketing – The Company intends to have a Marketing campaign that shall start in the seventh to twelfth months after we have started our business plan. By the end of the month 12 we expect to have some products ready for sale. Our Marketing campaign shall include: full development of our website, including videos of our products and concepts. We plan to place ads on specialized magazines and/or websites. We have not yet researched or contacted any magazines or websites. If funds allow, we also intend to advertise on TV shopping channels. No research or contact has been established yet and the funds to be used on our Use of Proceeds are only estimates by our Company.

•

Production of initial batch – The Company expects to have our product fully developed and functional by the eleventh month after we have started our business plan. Final adjustments and negotiations with factories and manufacturers shall take place during this last step, when we intend to also have our first batch ready for sale by the end of the twelfth month after we have started the implementation of our Business Plan. The president will be responsible for all the negotiations and for the choice of possible manufactures. The Company has not yet contacted or identified any possible manufacturer.

Marketing is anticipated to be an ongoing matter that will continue during the life of our operations.

The Company has raised $10,040 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We have our office located at 112 North Curry Street, Carson City, Nevada, 89703 and our mailing address at Rua Presidente Lincoln 218, Atibaia, Sao Paulo, Brazil, 12945-040, our telephone number is 775.321.8215 and our fax number is 775.227.2504. The Company does not own or rent any property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of May 31, 2012 the Company had thirty-one (31) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our May 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2012 Audited Financial Statements – Auditor’s Report.”

As of May 31, 2012, AHL had $191 cash on hand and in the bank compared to $4,951 as of May 31, 2011. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements. The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

The development and marketing of our products will start over the next 12 months. AHL does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended May 31, 2012.  As of the fiscal year ended May 31, 2012 we had $191 of cash on hand in the bank, liabilities totalizing $10,479 and operating expenses in the amount of $14,342 in the fiscal year ended May 31, 2012.  At the end of the annual period ending May 31, 2011 we had cash of $4,951, liabilities totalizing $5,937 and operating expenses in the amount of $5,986. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $20,328.

AHL has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $60,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $17,000 over this same period. The officer and director, Raul Goncalves Pinheiro has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTO HOME LOCK, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2012

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Auto Home Lock, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Auto Home Lock, Inc. (A Development Stage Company) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2012 and from inception on May 5, 2011 through May 31, 2011 and 2012. Auto Home Lock, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Home Lock, Inc. (A Development Stage Company) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2012 and from inception on May 5, 2011 through May 31, 2011 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at May 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

August 17, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

AUTO HOME LOCK, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	May 31, 2012	May 31, 2011

ASSETS

CURRENT ASSETS
Cash	$191	$4,951
TOTAL CURRENT ASSETS	$191	$4,951

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,342	$4,500
Loans from Related Party	2,137	1,437
TOTAL CURRENT LIABILITIES	$10,479	$5,937

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,168,000 shares of common stock at May 31, 2012
and 5,000,000 at May 31, 2011.	$5,168	$5,000
Additional Paid in Capital	4,872	-
Deficit accumulated during the development stage	(20,328)	(5,986)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(10,288)	$(986)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$191	$4,951

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Period from inception	from inception
	ended	(May 5, 2011) to	(May 5, 2011) to
	May 31, 2012	May 31, 2011	May 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$1,636	$1,486	$3,122
Professional Fees	12,706	4,500	17,206
Total Expenses	$14,342	$5,986	$20,328

NET LOSS	$(14,342)	$(5,986)	$(20,328)

Provision for Income Tax	-	-	-

NET LOSS, AFTER PROVISION FOR INCOME TAX	$(14,342)	$(5,986)	$(20,328)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,060,743	1,111,111

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on May 5, 2011 to May 31, 2012

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - May 5, 2011	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on May26, 2011	5,000,000	$5,000	$-	$-	$-	$5,000

Net loss for the period from inception
to May 31, 2011					(5,986)	(5,986)

Balance, May 31, 2011	5,000,000	$5,000	$-	$-	$(5,986)	$(986)
Common Shares issued for Subscriptions Receivable on
January 2012, at $0.03 per share	168,000	168	4,872	-	-	5,040

Net loss for the year ended
May 31, 2012	-	-	-	-	(14,342)	(14,342)

Balance, May 31, 2012	5,168,000	$5,168	$4,872	$-	$(20,328)	$(10,288)

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

			Cumulative results
	Year	Period from inception	from inception
	ended	(May 5, 2011)	(May 5, 2011) to
	May 31, 2012	to May 31, 2011	May 31, 2012

OPERATING ACTIVITIES
Net loss	$(14,342)	$(5,986)	$(20,328)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	700	1,437	2,137
Increase (decrease) in accrued expenses	$3,842	$4,500	$8,342
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(9,800)	$(49)	$(9,849)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,040	5,000	10,040
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,040	$5,000	$10,040

NET INCREASE ( DECREASE) IN CASH	$(4,760)	$4,951	$191

CASH, BEGINNING OF PERIOD	$4,951	$-	$-

CASH, END OF PERIOD	$191	$4,951	$191

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

May 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on May 5, 2011 and established a fiscal year end of May 31. We are a development-stage Company organized to develop a one button remote home locking device that will both lock the house and activate the alarm.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred.  As of May 31, 2012 and 2011, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

AUTO HOME LOCK, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

May 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continuation)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $10,288, an accumulated deficit of $20,328 and net loss from operations since inception of $20,328. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of May 31, 2012 5,168,000 common shares had been issued and as of May 31, 2011 5,000,000 common shares had been issued.

On May 26, 2011, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

AUTO HOME LOCK, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

May 31, 2012

NOTE 5 – CAPITAL STOCK (continuation)

In January 2012, the Company issued 168,000 common shares for $0.03 per share.

As of May 31, 2012 and 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received as at May 31, 2012, $2,137 and as of May 31, 2011 $1,437 as expenses paid by a related party. The amount is repayable on demand and without interest.

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2012 and 2011 are as follows:

	May 31, 2012	May 31, 2011

Net operating loss carry forward	20,328	5,986
Effective tax rate	35%	35%
Deferred tax assets	7,115	2,095
Less: Valuation allowance	(7,115)	(2,095)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2031 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are Seale and Beers, CPAs, PCAOB & CPAB Registered Auditors,  operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of May 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of May 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of May 31, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2012 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Raul Goncalves Pinheiro has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Company’s current Audit Committee consists solely of Raul Goncalves Pinheiro, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Raul Goncalves Pinheiro	62	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Raul Goncalves Pinheiro has held his positions since inception of our company. Directors receive no compensation for serving on the Board of Directors

Background of officer

Raul Goncalves Pinheiro holds a bachelor’s degree in Business Administration from Faculdade Princesa Izabel (Sao Paulo-Brazil). Mr. Pinheiro has started working as a Real Estate Agent in1990 and he works in the same field to the present date. He is responsible for sales, rentals and appraisals. He has experience in the sales department of a Brazilian Air Line Company and was the co-owner of a Cookie factory (Gaby Biscoitos ltda from 1989 to 1992) in Bom Jesus dos Perdoes, in the state of Sao Paulo, where he was in charge of a wide range of responsibilities, including financial and accounting duties.

Mr. Pinheiro is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Auto Home Lock, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Raul Goncalves Pinheiro Rua Presidente Lincoln, 218 – Pq Residencial Samambaia, Atibaia – SP – Brazil – 12945-040	5,000,000	71.4%
	All Beneficial Owners as a Group (1 person)	5,000,000	71.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Pinheiro anticipates devoting at a minimum of fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended May 31, 2012 we incurred $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements. For the fiscal year ended May 31, 2012, we incurred $3,000 in additional fees to our independent accountants related to quarterly reviews.

During the fiscal year ended May 31, 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Auto Home Lock, Inc. [1]
3.2	Bylaws of Auto Home Lock, Inc. [1]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on July 26, 2011.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Auto Home Lock, Inc.

BY:      /s/ Raul Goncalves Pinheiro

 ----------------------

Raul Goncalves Pinheiro

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  August 28, 2012