Form 10-Q
period 2012-08-31
Auto Home Lock, Inc.
filed 2012-10-15
CIK 1526183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-175792

AUTO HOME LOCK, INC.
(Exact name of registrant as specified in its charter)

Nevada			80-0729029
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as October 15, 2012 was 5,168,000 shares of common stock, $0.001 par value, issued and outstanding.

AUTO HOME LOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

August 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	August 31, 2012	May 31, 2012
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,285	$191
TOTAL CURRENT ASSETS	$2,285	$191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,750	$8,342
Loans from Related Party	11,937	2,137
TOTAL CURRENT LIABILITIES	$15,687	$10,479

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,168,000 shares of common stock at August 31, 2012
and at May 31, 2012.	$5,168	$5,168
Additional Paid in Capital	4,872	4,872
Deficit accumulated during the development stage	(23,442)	(20,328)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(13,402)	$(10,288)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,285	$191

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(May 5, 2011) to
	August 31, 2012	August 31, 2011	August 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$114	$69	$3,236
Professional Fees	3,000	3,469	20,206
Total Expenses	$3,114	$3,538	$23,442

NET LOSS	$(3,114)	$(3,538)	$(23,442)

Provision for Income Tax	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(3,114)	$(3,538)	$(23,442)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,168,000	5,000,000

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on May 5, 2011 to August 31, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - May 5, 2011	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on May 26, 2011	5,000,000	$5,000	$ -	$ -	$ -	$5,000

Net loss for the period from inception
to May 31, 2011					(5,986)	(5,986)

Balance, May 31, 2011	5,000,000	$5,000	$ -	$ -	$ (5,986)	$ (986)
Common Shares issued for Subscriptions Receivable on
January 2012, at $0.03 per share	168,000	168	4,872		-	5,040

Net loss for the year ended
May 31, 2012	-	-	-	-	(14,342)	(14,342)

Balance, May 31, 2012	5,168,000	$5,168	$4,872	$ -	$ (20,328)	$ (10,288)
Net loss for the period ended
August 31, 2012	-	-	-	-	(3,114)	(3,114)

Balance, August 31, 2012	5,168,000	$5,168	$4,872	$ -	$ (23,442)	$ (13,402)

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	May 5, 2011 to
	August 31, 2012	August 31, 2011	August 31, 2012

OPERATING ACTIVITIES
Net loss	$(3,114)	$(3,538)	$(23,442)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	2,100	60	4,237
Increase (decrease) in prepaid expenses	-	(1,782)	-
Increase (decrease) in accrued expenses	$(4,592)	$310	$3,750
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(5,606)	$(4,950)	$(15,455)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	10,040
Loan from related party	7,700		7,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$7,700	$-	$17,740

NET INCREASE ( DECREASE) IN CASH	$2,094	$(4,950)	$2,285

CASH, BEGINNING OF PERIOD	$191	$4,951	$-

CASH, END OF PERIOD	$2,285	$1	$2,285

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

August 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on May 5, 2011 and established a fiscal year end of May 31. We are a development-stage Company organized to develop a one button remote home locking device that will both lock the house and activate the alarm.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements.  The results of operations for the periods ended August 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $13,402, an accumulated deficit of $23,442 and net loss from operations since inception of $23,442. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

August 31, 2012

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At August 31, 2012 and May 31, 2012, respectively, 5,168,000 and 5,168,000 shares have been issued.

On May 26, 2011, the Company issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

In January 2012, the Company issued 168,000 common shares at $0.03 per share for net funds to the Company of $5,040.

As of August 31, 2012 and May 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY

At August 31, 2012 and May 31, 2012, respectively, the Company has received $11,937 and $2,137 in loans from and expenses paid by a related party.  The amount is due on demand and without interest.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  At the fiscal quarter ended August 31, 2012, we had Current Assets of $2,285 as compared to $191 at May 31, 2012. We incurred operating expenses in the amount of $3,114 in the quarter ended August 31, 2012, as compared to $3,538 for the three-month period ended August 31, 2011.  To date, we have incurred $23,442 in total expenses, resulting in an accumulated deficit of $23,442 since inception.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:  October 15, 2012