Form 10-Q
period 2012-11-30
Auto Home Lock, Inc.
filed 2013-01-14
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			November 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
AUTO HOME LOCK, INC.
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Rua Presidente Lincoln 218, Atibaia,SP, Brazil				12945-040
(Address of principal executive offices)				(Zip Code)
775.321.8215
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,168,000 common shares issued and outstanding as of January 9, 2013.

AUTO HOME LOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management`s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.  Controls and Procedures

15

PART II - OTHER INFORMATION

16

Item 1.  Legal Proceedings

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4.  Mine Safety Disclosures

16

Item 5. Other Information

16

Item 6. Exhibits

17

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	November 30, 2012	May 31, 2012
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$191
TOTAL CURRENT ASSETS	$-	$191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,055	$8,342
Loans from Related Party	11,937	2,137
TOTAL CURRENT LIABILITIES	$14,992	$10,479

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,168,000 shares of common stock at November 30, 2012
and 5,168,000 at May 31, 2012.	$5,168	$5,168
Additional Paid in Capital	4,872	4,872
Deficit accumulated during the development stage	(25,032)	(20,328)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(14,992)	$(10,288)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$191

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Period	Six months	Six months	from inception
	ended	ended	ended	ended	(May 5, 2011) to
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	November 30, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$90	$-	$204	$69	$3,326
Professional Fees	1,500	-	4,500	3,469	21,706
Total Expenses	$1,590	$-	$4,704	$3,538	$25,032

NET LOSS	$(1,590)	$-	$(4,704)	$(3,538)	$(25,032)

Provision for Income Tax	-	-	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(1,590)	$-	$(4,704)	$(3,538)	$(25,032)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$5,168,000	5,000,000	5,168,000	5,000,000

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on May 5, 2011 to November 30, 2012

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - May 5, 2011	-	-	-	-	-

Common stock issued for cash at
$0.001 per share on May 26, 2011	5,000,000	$5,000	-	$ -	$5,000

Net loss for the period from inception
to May 31, 2011				(5,986)	(5,986)

Balance, May 31, 2011	5,000,000	$5,000	-	$ (5,986)	$ (986)
Common Shares issued for Subscriptions Receivable on January 2012,
at $0.03 per share	168,000	168	$4,872	-	5,040

Net loss for the year ended
May 31, 2012	-	-	-	(14,342)	(14,342)

Balance, May 31, 2012	5,168,000	$5,168	$4,872	$ (20,328)	$ (10,288)
Net loss for the period ended
November 30, 2012	-	-	-	(4,704)	(4,704)

Balance, November 30, 2012	5,168,000	$5,168	$4,872	$ (25,032)	$ (14,992)

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

			Cumulative results
	Six months	Six months	from inception
	ended	ended	May 5, 2011 to
	November 30, 2012	November 30, 2011	November 30, 2012

OPERATING ACTIVITIES
Net loss	$(4,704)	$(3,538)	$(25,032)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	2,100	59	4,237
Increase (decrease) in prepaid expenses	-	(1,781)	-
Increase (decrease) in accrued expenses	$(5,287)	$310	$3,055
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(7,891)	$(4,950)	$(17,740)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	10,040
Loan from related party	7,700	-	7,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$7,700	$-	$17,740

NET INCREASE (DECREASE) IN CASH	$(191)	$(4,950)	$-

CASH, BEGINNING OF PERIOD	$191	$4,951	$-

CASH, END OF PERIOD	$-	$1	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

AUTO HOME LOCK, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on May 5, 2011 and established a fiscal year end of May 31. We are a development-stage Company organized to develop a one button remote home locking device that will both lock the house and activate the alarm.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements.  The results of operations for the periods ended November 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $14,992, an accumulated deficit of $25,032 and net loss from operations since inception of $25,032. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.
9

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
In January 2012, the Company issued 168,000 common shares for $0.03 per share, for net funds to the Company of $5,040.
As of November 30, 2012 and 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.
As of November 30, 2012, 5,168,000 common shares are issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOAN
The Company has received $11,937 at November 30, 2012 and $2,137 at May 31, 2012 as expenses paid by a related party. The amount is repayable on demand and without interest.

NOTE 6 - SUBSEQUENT EVENTS

On November 28, 2012 the Company has, subject to the future approval of FINRA, resolved to change the name to Eclipse Identity Recognition Corporation and to increase the authorized number of common shares from 75,000,000 to 5,200,000,000 shares of $0.001 per share par value. The Company also resolved to make a forward split of 1,000 for 1 of issued common shares at $0.001 per share.

Item 2.  Management`s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Auto Home Lock, Inc. unless otherwise indicated.

Company Overview

We were incorporated in the State of Nevada as a for-profit company on May 5, 2011.  Our company is a development stage company organized to develop, produce and distribute an automated home locking system. The idea is similar to a car locking system that works with a keychain remote control. With many new cars when one presses a remote control button, the car automatically locks all the doors, closes the windows and activates the alarm system. Another button allows the car owner to unlock the car doors and deactivate the alarm system with the remote.

Our idea is to develop a system with a similar concept to the one described above, but for houses. Our product, when fully developed, may allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. Another button on the same remote control will unlock the front door and deactivate the alarm system.

On November 28, 2012, we received written consent from our company’s board of directors and a holder of 71.4% of our company’s voting securities to effect a stock split of our issued and outstanding shares of common stock, to a name change, and to increase our company’s authorized capital.

Pursuant to Section 78.320 of the Nevada Revised Statues, any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if a written consent to such action is signed by stockholders holding at least a majority of the voting power and on November 28, 2012, we received written consent from a holder of 71.4% of our company’s voting securities, for a name change to “Eclipse Identity Recognition Corporation”,  and to effect a forward split of our issued and outstanding shares on a basis of 1,000 new for one (1) old.  Upon effect of the forward split, our company’s issued and outstanding shares of common stock shall increase from 5,168,000 to 5,168,000,000 shares of common stock, with a par value of $0.001.

The board of directors and stockholders also approved to increase our company’s authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, with a par value of $0.001.

These amendments are currently under review with the Financial Industry Regulatory Authority (“FINRA”).  We will announce the completion of FINRA review and the effectiveness of these changes on the market by filing a Current Report on Form 8-K.

Results of Operations for the Three and Six Months Ended November 30, 2012 and 2011 and the Period from May 5, 2011 (inception) to November 30, 2012

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended November 30, 2012 which are included herein.

Our operating results for the three and six month periods ended November 30, 2012 and 2011 and the period from May 5, 2011 (inception) to November 30, 2012 are summarized as follows:

	Three Months Ended				Six Months Ended				From May 5, 2011 (Inception) To
	November 30,				November 30,				November 30,
	2012		2011		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil
Office and general		90		Nil		204		69	3,326
Professional fees		1,500		Nil		4,500		3,469	21,706
Net Loss		$(1,590)	$	Nil		$(4,704)		$(3,538)	$(25,032)

We generated no revenue for the period from May 5, 2011 (inception) to November 30, 2012. Our operating expenses during the three months ended November 30, 2012 were $1,590 compared to $Nil during the same period ended 2011.  Our operating expenses during six months ended November 30, 2012 were $4,704 compared to $3,538 during the same period ended 2011. Operating expenses for the three and six month periods ended November 30, 2012 consisted primarily of professional fees along with office and administrative expenses. We incurred operating expenses of $25,032 for the period from May 5, 2011 (inception) to November 30, 2012. We recorded a net loss of $1,590 for the three months ended November 30, 2012, as compared with $Nil for the same period ended November 30, 2011, a net loss of $4,704 for the six months ended November 30, 2012, as compared with $3,538 for the same period ended November 30, 2011 and $25,032 for the period from May 5, 2011 (inception) until November 30, 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30, 2012	May 31, 2012
Current Assets	$ Nil	$191
Current Liabilities	$14,992	$10,479
Working Capital	$(14,992)	$(10,288)

Cash Flows

	Six Month	Six Month
	Period Ended	Period Ended
	November 30, 2012	November 30, 2011
Cash provided by (used in) Operating Activities	$(7,891)	$(4,950)
Cash provided by (used in) Financing Activities	7,700	Nil
Cash provided by (used in) Investing Activities	Nil	Nil
Net Increase (Decrease) in Cash	$(191)	$(4,950)

As of November 30, 2012, we had total current assets of $Nil and current liabilities of $14,992. We have a working capital deficit of $14,992 as of November 30, 2012.

We used $7,891 in cash for operating activities for the six month period ended November 30, 2012 compared with $4,950 for the same period in 2011. The increase in use of cash of $2,941 in operating activities is mainly attributed to an increase in expenses paid on company's behalf by related party offset by a decrease in accrued expenses.

Cash provided by financing activities for the six month period ended November 30, 2012 was $7,700 compared to $Nil for the same period in 2011.  The increase in cash provided by financing activities was due to an increase to loans from a related party.

For the six month period ended November 30, 2012, we did not generate any cash flows from investing activities.

Plan of Operation

Our company has not yet generated any revenue from our operations.  At the fiscal quarter ended November 30, 2012, we had current assets of $Nil as compared to $191 at May 31, 2012. We incurred operating expenses in the amount of $4,704 in the six month period ended November 30, 2012, as compared to $3,538 for the six-month period ended November 30, 2011.  To date, we have incurred $25,032 in total expenses, resulting in an accumulated deficit of $25,032 since inception.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 2,000,000 of or our common stock for sale to the public. Our registration statement became effective on January 6, 2012 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

We have recently issued 168,000 common shares through private placements. Management believes that if additional private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If our company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, our company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in our company having to seek capital from other resources such as debt financing, which may not even be available to our company. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If our company cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our company’s common stock would lose all of their investment.

After we have raised sufficient funds to start this plan of operations, we plan to accomplish the following steps:

•

Contract third-party engineers (month one) – in the first month, our company will locate, interview and choose the right personal to develop our product. We intend to hire third-party engineer(s) and/or technician(s) capable of developing our concept. Our company has no plans to hire employees, but to contract and negotiate a suitable deal with a third-party. Our president shall be responsible for this step. The contacts and initial interview shall be made via phone and email. Meeting in person shall be scheduled only for good prospects.

•

Development and testing of our product (months two to ten) – We believe that we may be able to have our product developed and tested between the second and tenth months after we have started our business plan. We expect to have a prototype ready for testing by the eight month. The engineers and/or technicians shall be responsible for the development and adjustments of our concept. Our company’s president shall oversee the development of our prototype, the product testing and be responsible for final approval.

•

Contact and negotiate contracts with insurance, alarm and surveillance companies (months eight to eleven) – We believe that our product shall be finalized or almost finalized within the eighth and eleventh months after we have started our business plan. At that point, we shall have a concrete concept and a prototype ready. Our president should then have a better understanding of our product for presentation to possible partner companies.  This would give us a better position in future negotiations. Initial negotiations shall be made via phone and email. Meetings in person shall be scheduled only on the last phase of our negotiations and/or to show our prototype.

•

Marketing (months seven to twelve) – Our company intends to have a marketing campaign that shall start in the seventh to twelfth month after we have started our business plan. By the end of the twelfth month we expect to have some products ready for sale. Our marketing campaign shall include full development of our website including videos of our products and concepts. We plan to place ads on specialized magazines and/or websites. We have not yet researched or contacted any magazines or websites. If funds allow, we also intend to advertise on TV shopping channels. No research or contact has been established yet and the funds to be used on our use of proceeds are only estimates by our company.

•

Production of initial batch (months eleven to twelve) – Our company expects to have our product fully developed and functional by the eleventh month after we have started our business plan. Final adjustments and negotiations with factories and manufacturers shall take place during this last step, when we intend to also have our first batch ready for sale by the end of the twelfth month after we have started the implementation of our business plan. Our president will be responsible for all the negotiations and for the choice of possible manufacturers. Our company has not yet contacted or identified any possible manufacturer.

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

Capital Resources

If our company is unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, our company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in our company having to seek capital from other sources such as debt financing, which may not even be available to our company. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If our company cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our company’s common stock would lose all of their investment.

Off Balance Sheet Arrangement

Other than the above described situation our company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective October 30, 2012, Raul Goncalves Pinheiro resigned as a director and officer of our company.  Mr. Pinheiro's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise

Effective October 30, 2012, Maria Belisario was appointed a director, president, chief financial officer and as secretary of our company.

Item 6. Exhibits

Exhibit No.	Description
(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTO HOME LOCK, INC.

Date: January 14 , 2013
Maria Belisario
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

18