Form 10-Q
period 2013-02-28
ECLIPSE IDENTITY RECOGNITION Corp
filed 2013-04-23
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			February 28, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
ECLIPSE IDENTITY RECOGNITION CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1999 S. Bascom Avenue, Suite 700, Campbell, California				95008
(Address of principal executive offices)				(Zip Code)
(408) 357-0041
(Registrant’s telephone number, including area code)
15732 Los Gatos Blvd. pmb 525, Los Gatos, California, 95032 Former Fiscal Year – May 31
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

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
368,000,008 common shares issued and outstanding as of April 19, 2013.

ECLIPSE IDENTITY RECOGNITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

ECLIPSE IDENTITY RECOGNITION CORPORATION
Formerly known as Auto Home Lock, Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 28, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ECLIPSE IDENTITY RECOGNITION CORPORATION
Formerly known as Auto Home Lock, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	February 28, 2013	May 31, 2012
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,520	$191
Receivable from affiliate	33,480	-
TOTAL CURRENT ASSETS	$35,000	$191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,020	$8,342
Loans from Related Party	50,229	2,137
TOTAL CURRENT LIABILITIES	$64,249	$10,479

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
5,200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
5,168,000,000 shares of common stock at February 28, 2013 and May 31, 2012	$5,168,000	$5,168,000
Additional Paid in Capital	(5,157,960)	(5,157,960)
Deficit accumulated during the development stage	(39,289)	(20,328)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(29,249)	$(10,288)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$35,000	$191

The accompanying notes are an integral part of these financial statements

ECLIPSE IDENTITY RECOGNITION CORPORATION
Formerly known as Auto Home Lock, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(May 5, 2011) to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$292	$-	$496	$69	$3,618
Professional Fees	13,965	4,313	18,465	7,988	35,672
Total Expenses	$14,257	$4,313	$18,961	$8,057	$39,289

NET LOSS	$(14,257)	$(4,313)	$(18,961)	$(8,057)	$(39,289)

Provision for Income Tax	-	-	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(14,257)	$(4,313)	$(18,961)	$(8,057)	$(39,289)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,168,000,000	5,000,000,000	5,168,000,000	5,000,000,000

The accompanying notes are an integral part of these financial statements

ECLIPSE IDENTITY RECOGNITION CORPORATION
Formerly known as Auto Home Lock, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on May 5, 2011 to February 28, 2013

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - May 5, 2011	-	-	-	-	-

Common stock issued for cash at
$0.000001 per share on May 26, 2011	5,000,000,000	$5,000,000	($4,995,000)	-	$5,000

Net loss for the period from inception
to May 31, 2011				(5,986)	(5,986)

Balance, May 31, 2011	5,000,000,000	$5,000,000	($4,995,000)	($5,986)	($986)
Common Shares issued for Subscriptions Receivable on January 2012,
at $0.00003 per share	168,000,000	168,000	(162,960)	-	5,040

Net loss for the year ended
May 31, 2012	-	-	-	(14,342)	(14,342)

Balance, May 31, 2012	5,168,000,000	$5,168,000	($5,157,960)	($20,328)	($10,288)
Net loss for the period ended
February 28, 2013	-	-	-	(18,961)	(18,961)

Balance, February 28, 2013	5,168,000,000	$5,168,000	($5,157,960)	($39,289)	($29,249)

The accompanying notes are an integral part of these financial statements

ECLIPSE IDENTITY RECOGNITION CORPORATION
Formerly known as Auto Home Lock, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

			Cumulative results
	Nine months	Nine months	from inception
	ended	ended	May 5, 2011 to
	February 28, 2013	February 29, 2012	February 28, 2013

OPERATING ACTIVITIES
Net loss	$(18,961)	$(8,057)	$(39,289)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	5,100	60	7,237
decrease (increase) in prepaid expenses	-	(469)	-
Increase (decrease) in accrued expenses	5,678	3,516	14,020
decrease (increase) in receivable from affiliate	(33,480)	-	(33,480)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(41,663)	$(4,950)	$(51,512)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	10,040
Loan from related party	42,992	-	42,992
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$42,992	$-	$53,032

NET INCREASE (DECREASE) IN CASH	$1,329	$(4,950)	$1,520

CASH, BEGINNING OF PERIOD	$191	$4,951	$-

CASH, END OF PERIOD	$1,520	$1	$1,520

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ECLIPSE IDENTITY RECOGNITION CORPORATION
Formerly known as Auto Home Lock, Inc.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on May 5, 2011 and established a fiscal year end of May 31. We are a development-stage Company organized to develop a one button remote home locking device that will both lock the house and activate the alarm.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements.  The results of operations for the periods ended February 28, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $29,249, an accumulated deficit of $39,289 and net loss from operations since inception of $39,289. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

9
NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 5,200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.
In January 2012, the Company issued 168,000,000 common shares for $0.03 per share, for which there was a Subscription Receivable of $5,040.
On May 26,2011, the Company had issued 5,000,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.
On November 28, 2012 the Company effected a 1,000 for 1 forward split, which has been retrospectively reflected in the Equity Schedule
On December 10, 2012, the Company increased the authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, par value of $0.001.

As of February 28, 2013 and 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of February 28, 2013 the authorized common shares are 5,200,000,000 and 5,168,000,000 common shares are issued and outstanding.

NOTE 5 – SHARE EXCHANGE AGREEMENT

On January 16, 2013, the Company entered into a share exchange agreement with Eclipse Identity Recognition Corporation, a Delaware company (“Eclipse Delaware”) and the shareholders of Eclipse Delaware.  Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by the Company of 196,000,008 shares of the Company's common stock to the shareholders of Eclipse Delaware.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOAN

On February 8, 2013, the Company was provided with a bridge loan for $35,000 from an unrelated third party.  On that same date, the Company entered into a bridge loan agreement with Eclipse Identity Recognition Corp., the private Delaware company with which it had previously entered into a share exchange agreement, pursuant to which it provided a loan in the amount of $35,000.  The loan is unsecured, bearing interest at 10% per annum, and due on September 30, 2013, unless satisfied earlier pursuant to the closing of a definitive share exchange agreement between the Company and Eclipse Identity Recognition Corporation (Delaware).  The principal sum does not bear interest until the Maturity Date.  If not repaid or otherwise extinguished at the Maturity Date, the loan shall bear interest at the rate of 10% per annum, payable in quarterly installments from the Maturity Date.

The Company has received $50,229 at February 28, 2013 and $2,137 at May 31, 2012 as expenses paid by a related party. The amount is repayable on demand and without interest.

NOTE 7- SUBSEQUENT EVENTS

On April 4, 2013, the Company closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders.  Concurrently, as a condition to closing the share exchange agreement, the Company cancelled 5,000,000,000 common shares of the Company and closed a private placement of 4,000,000 common shares of the Company at $0.025 per share for aggregate proceeds of $100,000.  As a result of these transactions, the Company had 368,000,008 shares of common stock issued and outstanding on the closing of the share exchange agreement and related transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Eclipse Identity Recognition Corporation, and our wholly owned subsidiary, Eclipse Identity Recognition Corporation, a Delaware company, unless otherwise indicated.

Company Overview

We were incorporated in the State of Nevada as a for-profit company on May 5, 2011 and established a then fiscal year end of May 31.  We were incorporated with the intent to develop, produce and distribute an automated home locking system.  Our product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button.  Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On November 28, 2012, we received written consent from our company’s board of directors and a holder of 71.4% of our company’s voting securities to effect a stock split of our issued and outstanding shares of common stock, to a name change, and to increase our company’s authorized capital.

On January 16, 2013, we entered into a share exchange agreement with Eclipse Identity Recognition Corporation, a Delaware company (“Eclipse Delaware”) and its shareholders.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by our company of 196,000,008 shares of our common stock to the shareholders of Eclipse Delaware.

Effective January 17, 2013, in accordance with approval from the Financial Industry Regulatory Authority, our company changed its name from Auto Home Lock, Inc. to Eclipse Identity Recognition Corporation and increased its authorized capital from 75,000,000 to 75,000,000,000 shares of common stock, par value of $0.001.  As such, our company’s issued and outstanding shares of common stock increased from 5,168,000 to 5,168,000,000 common shares, par value of $0.001, on the basis of a 1,000:1 forward split of our company’s issued and outstanding shares of common stock.

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 17, 2013 under the symbol “AHLKD”.  On February 15, 2013, our stock symbol changed from “AHLK” to “EIRC” to better reflect the new name of our company.

Effective February 8, 2013, and in connection with the share exchange agreement, we entered into a bridge loan agreement with Eclipse Delaware wherein we agreed to provide a loan of $35,000 to Eclipse Delaware.  The principal amount of the loan is due and payable on September 30, 2013 or shall be satisfied by the closing of the definitive share exchange agreement between our company and Eclipse Delaware. The loan shall bear no interest until the maturity date at which date the loan shall bear interest at a rate of 10% per annum, payable in quarterly installments.  The loan will be credited against the private placement of 4,000,000 shares of our company for $0.025 described below.  Subsequent to the bridge loan, additional funds were advanced such that a total of $58,480 had been provided, to be credited against the private placement.

On April 4, 2013, we closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders.  As a result of the share exchange, Eclipse Delaware is now a subsidiary of our company.  Concurrently, and as a condition to closing the share exchange agreement, we cancelled 5,000,000,000 shares of our common stock.  Further, in connection with the closing of the share exchange agreement, we concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000.  As a result of these transactions, we had 368,000,008 issued and outstanding common shares.

Further, pursuant to the share exchange agreement, we are required to close private placements of shares of our company at a price not exceeding $0.025 per share for proceeds of:

•

$50,000 on four months from closing the share exchange;

•

$50,000 on five months from closing the share exchange;

•

$100,000 on six months from closing the share exchange; and

•

$200,000 on nine months from closing the share exchange.

Additionally, effective April 4, 2013, we changed our fiscal year end to December 31 and Maria Belisario resigned as a sole director, president, secretary, treasurer, chief financial officer and chairman of the board of directors of our company. Concurrently, Stephen Miller was appointed a sole director, president, chief financial officer and secretary to fill the vacancy created by Ms. Belisario’s resignation.

Our principal executive office is located at 1999 S. Bascom Avenue, Suite 700, Campbell, California, 95008. The telephone number at our principal executive office is (408) 357-0041.  We also have a satellite office at Atumi-Bldg, 5F, 2-43-10, Minami Otsuka, Toshima-ku, Tokyo, Japan.

Business Overview

As a result of the closing of the share exchange agreement with Eclipse Delaware, Eclipse Delaware has become our wholly owned subsidiary and we now carry on business in the creation of facial recognition identity software.  Our company is in the development stage and has generated only nominal revenues.

Our company designs, develops, and intends to sell video analytics technologies within the “Intelligent Security Industry”. The technology incorporates advanced facial detection, biometric search and identity recognition techniques to identify individuals from live and stored video streams. That is, we can efficiently detect faces in video and match those faces to databases of known individuals or to other video.  Our company expects that the technology will both displace current competitive approaches and open new applications where video analytics and effective identity recognition have not until yet been attainable.

The core of our initial technologies are based upon well-proven biometric methods and our applications, improvements and enhancements are fully developed, tested, and proven in the field, therefore requiring minimal research and development.  The accrued salaries for our employees from 2010 to 2012 equate to our company’s research and development costs.  Our company can therefore focus on product roll-out, channel development, and market penetration.  Our company plans to continue to develop next-generation technology to maintain a leadership position and address evolving market demands.  The Intelligent Security Industry is growing rapidly across a wide variety of vertical markets, and we plan on rapid global expansion.

Results of Operations for the Three and Nine Months Ended February 28, 2013 and February 29, 2012 and the Period from May 5, 2011 (inception) to February 28, 2013

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended February 28, 2013 which are included herein.

Our operating results for the three and nine month periods ended February 28, 2013 and February 29, 2012 and the period from May 5, 2011 (inception) to February 28, 2013 are summarized as follows:

	Three Months Ended		Nine Months Ended		From May 5, 2011 (Inception) To
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
Revenue	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Office and general	292	Nil	496	69	3,618
Professional fees	13,965	4,313	18,465	7,988	35,672
Net Loss	$(14,257)	$(4,313)	$(18,961)	$(8,057)	$(39,289)

We generated no revenue for the period from May 5, 2011 (inception) to February 28, 2013. Our operating expenses during the three months ended February 28, 2013 were $14,257 compared to $4,313 during the same period ended 2012.  Our operating expenses during nine months ended February 28, 2013 were $18,961 compared to $8,057 during the same period ended 2012. Operating expenses for the three and nine month periods ended February 28, 2013 consisted primarily of professional fees along with office and administrative expenses. We incurred operating expenses of $39,289 for the period from May 5, 2011 (inception) to February 28, 2013. We recorded a net loss of $14,257 for the three months ended February 28, 2013, as compared with $4,313 for the period ended February 29, 2012, a net loss of $18,961 for the nine months ended February 28, 2013, as compared with $8,057 for the period ended February 29, 2012 and $39,289 for the period from May 5, 2011 (inception) until February 28, 2013.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 28, 2013	May 31, 2012
Current Assets	$35,000	$191
Current Liabilities	$64,249	$10,479
Working Capital	$(29,249)	$(10,288)

Cash Flows

	Nine Month	Nine Month
	Period Ended	Period Ended
	February 28, 2013	February 29, 2012
Cash provided by (used in) Operating Activities	$(41,663)	$(4,950)
Cash provided by (used in) Financing Activities	42,992	Nil
Cash provided by (used in) Investing Activities	Nil	Nil
Net Increase (Decrease) in Cash	$1,329	$(4,950)

As of February 28, 2013, we had total current assets of $35,000 and current liabilities of $64,249. We have a working capital deficit of $29,249 as of February 28, 2013.

We used $41,663 in cash for operating activities for the nine month period ended February 28, 2013 compared with $4,950 for the same period in 2012. The increase in use of cash of $36,713 in operating activities is mainly attributed to an increase in receivable from an affiliate.

Cash provided by financing activities for the nine month period ended February 28, 2013 was $42,992 compared to $Nil for the same period in 2012.  The increase in cash provided by financing activities was due loans from a related party.

For the nine month period ended February 28, 2013, we did not generate any cash flows from investing activities.

Cash Requirements

Over the next 12 months we intend to carry on business as a development stage video analytics and security company.  We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Research and Development	$250,000
Fixed asset purchases	50,000
Consulting and Management Fees	50,000
Professional fees	80,000
Rent	60,000
Travel and Marketing	475,000
Other general administrative expenses	350,000
Total	$1,315,000

We will require additional funds of approximately $1,315,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $29,249, an accumulated deficit of $39,289 and net loss from operations since inception of $39,289. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that our company will be successful in either situation in order to continue as a going concern.  Our company is funding its initial operations by way of issuing Founder’s shares.

Our officers and directors have committed to advancing certain operating costs of our company, including legal, audit, transfer agency and edgarizing costs.

In order to continue as a going concern, our company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that our company will be successful in accomplishing any of its plans.

The ability of our company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our planned products to market.

Critical Accounting Policies

Recent Accounting Pronouncements Our company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective April 4, 2013, and pursuant to the terms of the share exchange agreement with Eclipse Delaware, Maria Belisario resigned as a sole director, president, secretary, treasurer, chief financial officer and chairman of the board of directors of our company. Concurrently, Stephen Miller was appointed sole director, president, chief financial officer and secretary to fill the vacancy created by Ms. Belisario’s resignation.

Item 6.  Exhibits

Exhibit No.	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Share Exchange Agreement among Auto Home Lock, Inc., Eclipse Identity Recognition Corporation and the Shareholders of Eclipse Identity Recognition Corporation dated January 16, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2013).

(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.3	Certificate of Amendment filed on December 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012.)
(10)	Material Contracts
10.1	Share Exchange Agreement dated January 16, 2013 between our company and Eclipse Identity Recognition Corp. (Incorporated by reference to our Current Report on Form 8-K filed on February 13, 2013)
10.2	Bridge Loan Agreement dated February 8, 2013 between our company and Eclipse Identity Recognition Corp. (Incorporated by reference to our Current Report on Form 8-K filed on February 13, 2013)
(21)	Subsidiaries of the registrant
21.1	Eclipse Identity Recognition Corporation, a Delaware corporation, wholly owned
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ECLIPSE IDENTITY RECOGNITION CORPORATION

Date: April 23, 2013	/s/ Stephen Miller
Stephen Miller
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)