Form 10-Q
period 2013-06-30
ECLIPSE IDENTITY RECOGNITION Corp
filed 2013-08-23
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
ECLIPSE IDENTITY RECOGNITION CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
15732 Los Gatos Blvd. pmb 525, Los Gatos, California				95032
(Address of principal executive offices)				(Zip Code)
408-916-1480
(Registrant’s telephone number, including area code)
Former year end May 31
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
368,000,008 common shares issued and outstanding as of August 19, 2013.

ECLIPSE IDENTITY RECOGNITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

4

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

13

Item 4.

Controls and Procedures

13

PART II - OTHER INFORMATION

14

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Other Information

14

Item 6.

Exhibits

15

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

ASSETS
	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 13,818	$ 423
Deferred offering costs	-	2,000

Total current assets	13,818	2,423

Fixed Assets:
Furniture and Equipment	1,213	-

Total fixed assets	1,213	-

Total Assets	$ 15,031	$ 2,423

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 29,239	$ 7,788
Salaries payable	287,959	-
Loans payable	45,000	35,000
Loans from related parties	75,652	4,576

Total current liabilities	437,850	47,364

Long Term Liabilities:
Loans from related parties	-	250
Prefunding payroll accrual	1,270,411	1,270,411

Total longterm liabilities	1,270,411	1,270,661

Total liabilities	1,708,261	1,318,025

Commitments and Contingencies

Stockholders' (Deficit) Equity:
Common stock (par value $.001 per share, 5,200,000,000 shares shares authorized; 368,000,008 and 168,000,000 shares
issued and outstanding, respectively	368,000	168,000
Deficit in paid in capital	(293,911)	(158,626)
Stock subscriptions receivable	(28,270)	(8,270)
(Deficit) accumulated during the development stage	(1,739,049)	(1,316,706)

Total stockholders' (deficit)	(1,693,230)	(1,315,602)

Total Liabilities and Stockholders' (Deficit)	$ 15,031	$ 2,423

The accompanying notes to financial statements are
an integral part of these financial statements.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months ended	3 Months ended	6 Months ended	6 Months ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2013	2012	2013	2012	Inception

Revenues		$ 7,500		$ 7,500	$ 12,000

Expenses:
General and administrative	250,623	145,776	411,563	291,588	1,725,925
Selling and marketing	5,141	289	10,780	964	24,404
Research and development					720

Total general and administrative expenses	255,764	146,065	422,343	292,552	1,751,049

(Loss) from Operations	(255,764)	(138,565)	(422,343)	(285,052)	(1,739,049)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (255,764)	$ (138,565)	$ (422,343)	$ (285,052)	$ (1,739,049)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	363,688,897	18,692,576	279,844,452	18,508,382

	The accompanying notes to financial statements are
	an integral part of these financial statements.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months ended	6 Months ended	Cumulative
	June 30,	June 30,	From
	2013	2012	Inception

Operating Activities:
Net (loss)	(422,343)	$ (285,052)	$(1,739,049)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued as compensation	-	-	205
Deferred offering costs	2,000	18	-
Common stock issued for intellectual property	-	-	720
Changes in accounts receivable	-	(7,500)	-
Changes in net liabilities-
Accounts payable and accrued liabilities	302,125	4,044	309,912
Prefunding payroll accrual	-	287,959	1,270,411

Net Cash Provided by (Used in) Operating Activities	(118,218)	(531)	(157,801)

Investing Activities:
Cash acquired in acquisition	2,229	-	2,229
Purchase of fixed assets	(1,213)	-	(1,213)

Net Cash Provided by (Used in) Investing Activities	1,016	-	1,016

Financing Activities:
Capital stock from acquired entity	-	-	-
Proceeds from stock issued	80,000	35	80,180
Proceeds form loans	10,000	-	45,000
Stock subscription receivable	-	-	-
Loan repayments to related parties	-	-	(6,357)
Proceeds from related party loans	40,597	-	51,780

Net Cash Provided by Financing Activities	130,597	35	170,603

Net (Decrease) Increase in Cash	13,395	(496)	13,818

Cash - Beginning of Period	423	1,047	-

Cash - End of Period	13,818	$ 551	$ 13,818

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:
Accounts payable and debt assumed in merger	$ 37,513	$ -	$ 37,513

The accompanying notes to financial statements are
an integral part of these financial statements.

Eclipse Identity Recognition Corporation, Consolidated

(FORMERLY AUTO HOME LOCK CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Eclipse Identity Recognition Corporation  (the “Company”), formerly Auto Home Lock Incorporated., was incorporated in the State of Nevada as a for-profit company on May 5, 2011 and established a then fiscal year end of May 31. The Company was incorporated with the intent to develop, produce and distribute an automated home locking system.  The Company’s product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button.  Unfortunately, the Company was not able to raise sufficient capital to fund its business development and consequently management began considering alternative strategies, such as business combinations or acquisitions to create value for Company shareholders.

On November 28, 2012, the Company received written consent from our company’s board of directors and a holder of 71.4% of our company’s voting securities to effect a stock split of our issued and outstanding shares of common stock, to a name change, and to increase our company’s authorized capital.

On January 16, 2013, the Company entered into a share exchange agreement with Eclipse Identity Recognition Corporation, a Delaware company (“Eclipse Delaware”) and its shareholders.  Eclipse Delaware is a Delaware corporation in the development stage and has not commenced operations. Eclipse Delaware was incorporated under the laws of the State of Delaware on August 3, 2010. Eclipse Delaware designs, develops, and sells video analytics technologies that incorporate advanced facial detection, biometric search, and identity recognition techniques to detect and identify individuals from live and stored video streams. Eclipse Delaware expects to target its technology to law enforcement, public safety, commercial and private security, as well as entertainment and social media.  Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by our company of 196,000,008 shares of our common stock to the shareholders of Eclipse Delaware.

Effective January 17, 2013, in accordance with approval from the Financial Industry Regulatory Authority, our company changed its name from Auto Home Lock, Inc. to Eclipse Identity Recognition Corporation and increased its authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, par value of $0.001.  As such, our company’s issued and outstanding shares of common stock increased from 5,168,000 to 5,168,000,000 common shares, par value of $0.001, on the basis of a 1,000:1 forward split of our company’s issued and outstanding shares of common stock.

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

On April 4, 2013, we closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders.  As a result of the share exchange, Eclipse Delaware is now a subsidiary of our company.  Concurrently, and as a condition to closing the share exchange agreement, we cancelled 5,000,000,000 shares of our common stock.  Further, in connection with the closing of the share exchange agreement, the Company concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000.  As a result of these transactions, the Company had 368,000,008 issued and outstanding common shares.

Further, pursuant to the share exchange agreement, the Company is required to close private placements of shares of our company at a price not exceeding $0.025 per share for proceeds of:

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

At the effective time of the Share Exchange, the Company discontinued its prior business and operations and revised its business purpose to pursue the business and operations of its subsidiary, Eclipse Delaware.

Our principal executive office is located at 1999 S. Bascom Avenue, Suite 700, Campbell, California, 95008. The telephone number at our principal executive office is (408) 357-0041.  We also have a satellite office at Atumi-Bldg, 5F, 2-43-10, Minami Otsuka, Toshima-ku, Tokyo, Japan.

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of June 30, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the six months ended June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Company’s form Super 8-K filed with the SEC on April 4, 2013.  The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Software licenses fees will be recognized over the term of the agreement on a straight line basis.

The revenues recognized since commencement of operations are $4,000 for the year ended December 31, 2012 from a joint venture partner to fund product development, and $8,000 for the year ended December 31, 2011 for a preliminary deployment of the Company’s software.  These projects had persuasive evidence of an agreement, acceptance had been approved by the customers, the fee was fixed based on the completion of stated terms and conditions, and collection of any related receivable was probable.

Share-based Compensation

The Company follows the provisions of FASB Accounting Standards Codification ("ASC") 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Equity instruments issued to non-employees for goods or services are accounted for at either the fair market value of the goods and services rendered or on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50-30.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current year. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward year under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realization of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended June 30, 2013 and December 31, 2012, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

The deferred offering costs of approximately $2,000 at December 31, 2012, relate to a contract with a consultant to raise capital for the Company.  The consultant has not raised any capital for the Company, so deferred offering costs were charged to operations on April 4, 2013, the date on which the possibility of an offering is determined to not be probable.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the years ended December 31, 2012 and 2011, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had one month to month lease.  Rent expense was $3,600 for the year ended December 31, 2012 and $1,800 for the six months ended June 30, 2013.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

There were various recent accounting pronouncements issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to design, develop, and sell video analytics technologies.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2012 and June 30, 2013, loans from related parties amounted to $4,826 and $75,652, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured and non-interest bearing.  The balance of working capital advances is due on demand.

(4)  Common Stock

The Company’s authorized capital is 5,200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

In January 2012, the Company issued 168,000,000 common shares for $0.03 per share, for which there was a Subscription Receivable of $5,040.

On May 26, 2011, the Company had issued 5,000,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

On November 28, 2012 the Company effected a 1,000 for 1 forward split.

On December 10, 2012, the Company increased the authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, par value of $0.001.

On April 4, 2013, the Company closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders.  As a result of the share exchange, Eclipse Delaware is now a subsidiary of the Company.  Concurrently, and as a condition to closing the share exchange agreement, the Company cancelled 5,000,000,000 shares of our common stock.  Further, in connection with the closing of the share exchange agreement, the Company concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000, $80,000 of which was transferred as cash and $20,000 which was not received and was recorded as a subscription receivable.  As a result of these transactions, the Company had 368,000,008 issued and outstanding common shares.

As of June 30, 2013 and 2012, the Company has not granted any stock options.

(5)  Prefunding Payroll Accrual

The Company has executed Employment Offer Agreements with six (6) key Company employees.  These agreements are dated at various dates in 2010 and 2011.  As a term of the Agreement, those employees are not receiving direct payment for their services during the prefunding stage of the Company.  The compensation offered to those individuals for that prefunding period is a combination of stock issuance (see note 4) and deferred salary.  The salary is to be accrued at the agreed rate, until the Company has received funding and the employees’ salaries can be paid out of profits of the Company.  These salary amounts will not be paid to employees until a future date to be determined by the Company’s Board of Directors. Salaries are being accrued at annual amounts ranging from $42,500 to $140,000.  Total salary expense related to these accruals is $591,055  for the year ended December 31, 2012.

(6)  Loans Payable

On September 19, 2012, the Company entered into a loan agreement for $15,000 with a non-related third party.  The loan is unsecured, non-interest bearing, and due in six (6) months from the date of the loan.  The due date can be extended another six (6) months by mutual consent of the parties.  The lender has the right to convert the loan into shares of the Company’s common stock at par value.

On November 20, 2012, the Company entered into a loan agreement for $20,000 with an unrelated third party.  The loan is unsecured and due at the point where the Company receives $100,000 in funding. The lender has the right convert the loan into shares of the Company’s common stock at a price to be agreed upon.

On April 29, 2013, the Company entered into a loan agreement for $10,000 with an unrelated third party.  The loan is unsecured and due at the point where the Company receives $100,000 in funding. The lender has the right convert the loan into shares of the Company’s common stock at a price to be agreed upon.

(7)  Related Party Transactions

As described in Note 3, as of December 31, 2012 and, June 30, 2013, the Company owed $4,826 and $75,652, respectively, to directors, officers, and principal stockholders of the Company.

In connection with the closing of the share exchange agreement, the Company concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000.  Cash was received in the amount of $80,000.  The balance of $20,000 was not received and was recorded as a subscription receivable.

(8)  Commitments

On September 1, 2011, the Company entered into an Intermediary/Finder/Consultant Agreement with JM International LLC (“JMI”) for consulting/finder services to facilitate introductions to sources of equity funding for the Company.  Under the Agreement, the Company is obligated to accrue a retainer of $3,000 per month, payable upon JMI securing funding for the Company. In addition, JMI would receive a Success Fee of three (3) percent of the funds raised payable in cash. In addition, JMI will be issued three (3) percent of the fully diluted outstanding stock of the Company. The monthly accrual amounts would be deducted from JMI’s Success Fee. In another provision of the Agreement, JMI would be entitled to a 12% commission on any sales of the Company product resulting from a direct introduction by JMI or 3% from all indirect – third party –sales.  The Agreement has a term of 24 months, however if no funds are raised in the first 12 months of the Agreement, the Company has the right to terminate. The agreement was amended on June 15, 2012, to provide JMI with six (6) percent of the cash proceeds (or stock if the sale is strictly a stock transaction) from the acquisition or sale of the Company.

The Company has entered into a number of agreements with outside parties for the marketing, re-sale, and referral of Eclipse products and services to potential customers.  These agreements are for specific sales areas, customers, or markets.  All of the agreements provide for payment upon sale of the Company’s product to the introduced customer.  Rates to be paid range from 5% to 12% of the product purchase price.  To date there were no sales or referrals by the outside parties and the Company has no estimate of if or when there will be any sales or referrals from these outside parties.

On November   2012, the Company entered into a consulting agreement with a technical advisor. The consultant services shall begin when the Company receives its initial funding of at least $100,000 and will continue for a period of ten months thereafter. The Company has agreed to pay the consultant $2,000 per month for the term of the agreement.

(9) Joint Venture

On September 5, 2012, the Company entered into a Memorandum of Understanding with an un-related third party.  The Parties intend to form a new entity which will develop a software application to determine feasibility of facial comparison in genealogy environments.  The un-related third party will provide the Company with $4,000 in product development expenses. The Company will develop a website and facial comparison application. The Company will assume no out-of-pocket costs beyond initial development of the website.  The Company will acquire 30% of the newly formed entity in payment for the development.  As of December 31, 2012, the new entity has been formed, but no shares have been issued.  The Company has incurred no costs related to this venture.  Accounting for the venture will be done on the equity method, since the Company will hold a 30% interest in the venture.

(10) Subsequent Events

Pursuant to the share exchange agreement, The Company expected to close private placement with an unrelated third party of shares of the Company at a price not exceeding $0.025 per share for proceeds of $50,000 on August 4, 2013, four months from closing the share exchange.  As of August 19, 2013 no funds have been received for that private placement.

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

On January 16, 2013, we entered into a share exchange agreement with Eclipse Delaware and its shareholders.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by our company of 196,000,008 shares of our common stock to the shareholders of Eclipse Delaware.

Effective January 17, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from Auto Home Lock, Inc. to Eclipse Identity Recognition Corporation and increased its authorized capital from 75,000,000 to 75,000,000,000 shares of common stock, par value of $0.001.  As such, our company’s issued and outstanding shares of common stock increased from 5,168,000 to 5,168,000,000 common shares, par value of $0.001, on the basis of a 1,000:1 forward split of our company’s issued and outstanding shares of common stock.

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

Further, pursuant to the share exchange agreement, we are required to close private placements of shares of our company at a price not exceeding $0.025 per share for proceeds of:

•

$50,000 on four months from closing the share exchange. We expected to close the private placement on August 4, 2013.  As of August 19, 2013, no funds have been received for the private placement;

•

$50,000 on five months from closing the share exchange;

•

$100,000 on six months from closing the share exchange; and

•

$200,000 on nine months from closing the share exchange.

Liabilities required to be paid out of private placements proceeds include:

•

A loan agreement entered into on September 19, 2012, $15,000 with a non-related third party.  The loan is unsecured, non-interest bearing, and due September 19, 2013 after the date was extended for six (6) months.  This loan may be converted into shares our company’s common stock issued at par, at the discretion of the lender.

•

A loan agreement entered into on November 20, 2012, for $20,000 with an unrelated third party.  The loan is unsecured, with 10% per annum interest rate, and due at the point where our company receives $100,000 in funding. The lender has the right convert the loan into shares of our company’s common stock at a price to be agreed upon.

•

As of June 30, 2013, loans from related parties amounted to $75,652, and represented working capital advances from officers who are also stockholders of our company. The loans are unsecured and non-interest bearing.  The balance of working capital advances is due on demand.

•

On January 2, 2013, we entered into a loan agreement for $1,330 with a related party.  The loan is unsecured, non-interest bearing, and due on January 2, 2014.

•

On February 8, 2013, we entered into a bridge loan agreement for $35,000 with an unrelated third party.  The loan is unsecured, non-interest bearing, and due on September 30, 2013, unless earlier credited towards the closing of the private placement.

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

As a result of the closing of the share exchange agreement with Eclipse Delaware, Eclipse Delaware has become our wholly owned subsidiary and we now carry on business in the creation of facial recognition identity software.  Our company is in the development stage and has generated only nominal /insignificant revenues.

Our principal executive office is located at 15732 Los Gatos Blvd. pmb 525, Los Gatos, California, 95032. The telephone number at our principal executive office is (408) 916-1480.  We also have a satellite office at Atumi-Bldg, 5F, 2-43-10, Minami Otsuka, Toshima-ku, Tokyo, Japan.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

Business Overview

Our company designs, develops, and intends to sell video analytics technologies within the “Intelligent Security Industry”. The technology incorporates advanced facial detection, biometric search and identity recognition techniques to identify individuals from live and stored video streams. That is, we can efficiently detect faces in video and compare those faces to databases of known individuals or to other video. Unlike traditional facial recognition technologies, the EclipseIR technology and products have been designed and optimized for the surveillance environments, and are highly adaptable to diverse applications.

Research and Development.  Research and development of our core technologies is based upon well-proven biometric methods resulting in advanced and highly effective facial recognition “engine,” known as INDIface which is fully developed, tested, and proven in the field. Nominal research and development is expected to be required to support technology evolution and meet future market demands.  Because the research and development has been completed, deployable products can be rapidly developed with nominal engineering efforts based on the INDIface facial recognition engines.

Product Rollout. Our company has also fully developed a “Biometric Application Generator” which provides rapid development of new products and the ability to rapidly meet the specialized customer demands and provide complex tailored systems. With the Application Generator, new-product development and product deployment requires only nominal application engineering.

Our company has developed a specialized product for an OEM customer who has successfully deployed the system in commercial environments for use on an ongoing basis. In addition, the Company has fully developed and field-tested MatchPointIRTM, a product for use in visitor access applications. While only nominal or significant revenues have been generated, these deployments have demonstrated both market acceptance and applicability.

Our company intends to roll out additional INDIface-based products in the current fiscal year.  These products include SearchPointIRTM, which focuses on the needs of video forensic analytics critical in investigatory application, and SnapPointIRTM, which provides facial recognition in mobile environments.

Sales, Business Development and Marketing. With limited resources, our company has sold and installed a limited number of systems generating only nominal revenues. In addition we have completed customer trials that demonstrate product functionality, application, and market acceptance.

Our company intends to significantly ramp up business development, marketing and sales efforts and focus on market penetration. Based on initial market analysis, our company expects that our products can both displace current competitive approaches and open new applications .  That is, we expect to take market share from competitors who incorporate traditional methods that are less effective in surveillance and harsh video environments. We also expect that because our technology can be efficiently and rapidly tailored to specialized applications, we will open new sales and market opportunities.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of

a)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

b)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

c)

the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

d)

the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Results of Operations for the Three and Six Months Ended June 30, 2013 and June 30, 2012 and the Period from May 5, 2011 (inception) to June 30, 2013

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended June 30, 2013 which are included herein.

Our operating results for the three and six month periods ended June 30, 2013 and June 30, 2012 and the period from May 5, 2011 (inception) to June 30, 2013 are summarized as follows:

		Three Months Ended			Six Months Ended
		June 30,			June 30,
		2013	2012		2013	2012
Revenue	$	Nil	$7,500	$	Nil	$7,500
General and administrative		$250,623	$145,776		$411,563	$291,588
Selling and marketing		$5,141	$289		$10,780	$965
Net Loss		$(255,764)	$(138,565)		$(422,343)	$(285,052)

We generated $12,000 in revenue for the period from May 5, 2011 (inception) to June 30, 2013. Our operating expenses during the three months ended June 30, 2013 were $255,764 compared to $146,065 during the same period ended 2012.  Our operating expenses during six months ended June 30, 2013 were $422,343 compared to $292,552 during the same period ended 2012. Operating expenses for the three and six month periods ended June 30, 2013 consisted primarily of general and administrative expenses and selling and marketing expenses. We incurred operating expenses of $1,751,049 for the period from May 5, 2011 (inception) to June 30, 2013. We recorded a net loss of $255,764 for the three months ended June 30, 2013, as compared with $138,565 for the period ended June 30, 2012, a net loss of $422,343 for the six months ended June 30, 2013, as compared with $285,052 for the period ended June 30, 2012 and $1,739,049 for the period from May 5, 2011 (inception) until June 30, 2013.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,
	2013	2012
Current Assets	$13,818	$2,423
Current Liabilities	$437,850	$47,364
Working Capital (deficit)	$(424,032)	$(44,941)

Cash Flows

	Six Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2013		2012
Cash provided by (used in) Operating Activities	$(118,218)		$(531)
Cash provided by (used in) Investing Activities	$1,016	$	Nil
Cash provided by (used in) Financing Activities	$130,597		$35
Net Increase (Decrease) in Cash	$13,395		$(496)

As of June 30, 2013, we had total current assets of $13,818 and current liabilities of $437,850. We have a working capital deficit of $424,032 as of June 30, 2013.

We used $118,218 in cash for operating activities for the six month period ended June 30, 2013 compared with $531 for the same period in 2012. The increase in use of cash of $117,687 in operating activities is mainly attributed increased net loss offset by deferred offering costs and accounts payable and accrued liabilities.

For the six month period ended June 30, 2013, we generated $1,016 in cash flows from investing activities compared with $Nil cash flows from investing activities for the same period in 2012.

Cash provided by financing activities for the six month period ended June 30, 2013 was $130,597 compared to $34 for the same period in 2012.  The increase in cash provided by financing activities was due to proceeds from stock issued, proceeds from loans and proceeds from related party loans.

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

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $424,032, an accumulated deficit of $1,739,049 and net loss from operations since inception of $1,739,049. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that our company will be successful in either situation in order to continue as a going concern.  Our company is funding its initial operations by way of issuing founder’s shares.

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

Critical Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of our company and our wholly-owned subsidiary as of June 30, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly our company's financial position as of June 30, 2013, and the results of operations and cash flows for the six months ended June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of our company for the year ended December 31, 2012, which are contained in our company’s form Super 8-K filed with the SEC on April 4, 2013.  The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, our company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

Our company is in the development stage and has yet to realize significant revenues from operations. Once our company has commenced operations, we will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by our customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Software licenses fees will be recognized over the term of the agreement on a straight line basis.

The revenues recognized since commencement of operations are $4,000 for the year ended December 31, 2012 from a joint venture partner to fund product development, and $8,000 for the year ended December 31, 2011 for a preliminary deployment of our company’s software.  These projects had persuasive evidence of an agreement, acceptance had been approved by the customers, the fee was fixed based on the completion of stated terms and conditions, and collection of any related receivable was probable.

Share-based Compensation

Our company follows the provisions of FASB Accounting Standards Codification ("ASC") 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Equity instruments issued to non-employees for goods or services are accounted for at either the fair market value of the goods and services rendered or on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50-30.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As our company has a loss for the period the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

Income Taxes

Our company accounts for income taxes pursuant to ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Our company maintains a valuation allowance with respect to deferred tax assets. Our company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our company’s financial position and results of operations for the current year. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward year under the Federal tax laws.

Changes in circumstances, such as our company generating taxable income, could cause a change in judgment about the realization of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended June 30, 2013 and December 31, 2012, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Deferred Offering Costs

Our company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

The deferred offering costs of approximately $2,000 at December 31, 2012, relate to a contract with a consultant to raise capital for our company.  The consultant has not raised any capital for our company, so deferred offering costs were charged to operations on April 4, 2013, the date on which the possibility of an offering is determined to not be probable.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the years ended December 31, 2012 and 2011, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Our company had one month to month lease.  Rent expense was $3,600 for the year ended December 31, 2012 and $1,800 for the six months ended June 30, 2013.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

There were various recent accounting pronouncements issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on our company's financial position, results of operations or cash flows.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.

Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2013, we closed a private placement by issuing 4,000,000 shares of our common stock to one shareholder of our company pursuant to the closing of the share exchange agreement for aggregate proceeds of $100,000, a price of $0.025 per share.  The issuance of our shares was made in reliance on the exemption provided by Regulation S of the Securities Act.

On April 4, 2013, we issued 196,000,008 shares of our common stock to 17 shareholders of Eclipse Delaware as part of the closing of the share exchange agreement in exchange for all of the issued and outstanding shares of Eclipse Delaware.  The number of our shares issued to the Eclipse Delaware shareholders was determined based on an arms-length negotiation.  The issuances of our shares were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

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

(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.3	Certificate of Amendment filed on December 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012.)
(4)	Instruments defining the rights of security holders, including indentures
4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011).
(10)	Material Contracts
10.1	Investment Consulting Services Letter Proposal dated January 4, 2010 between Eclipse Delaware and Vestlynx LLC (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.2	Advisory Board Agreement dated November 1, 2011 between Eclipse Delaware and Bennett Johnson III (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.3	Advisory Board Agreement dated February 2, 2012 between Eclipse Delaware and Jennifer Fisher (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.4	Advisory Board Agreement dated August 10, 2012 between Eclipse Delaware and Joseph K. Petter (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.5	Advisory Board Agreement dated September 4, 2012 between Eclipse Delaware and Brock D. Bierman (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.6	Intermediary/Finder/Consultant Agreement dated September 1, 2011 between Eclipse Delaware and JM International LLC (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.7	Intermediary/Finder/Consultant Agreement dated October 6, 2011 between Eclipse Delaware and Jeff Knapp(incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.8	Intermediary/Finder/Consultant Agreement dated December 1, 2011 between Eclipse Delaware and Bennett Johnson III (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.9	Intermediary/Finder/Consultant Agreement dated February 2, 2012 between Eclipse Delaware and Jennifer Fisher (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.10	Intermediary/Finder/Consultant Agreement dated June 11, 2012 between Eclipse Delaware and William F. von Gremp (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.11

Intermediary/Finder/Consultant Agreement dated August 1, 2012 between Eclipse Delaware and Management Recruiters of Boca Raton (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)

10.12	Intermediary/Finder/Consultant Agreement dated August 14, 2012 between Eclipse Delaware and Kenneth N. Flechler (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.13	Intermediary/Finder/Consultant Agreement dated November 29, 2012 between Eclipse Delaware and Benjamin Gordon (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
15
10.14	Loan Agreement dated September 19, 2012 between Eclipse Delaware and R.H. Tabor (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.15	Loan Agreement dated November 20, 2012 between Eclipse Delaware and Benjamin Gordon (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.16	Loan Agreement dated December 18, 2012 between Eclipse Delaware and Stephen Miller (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.17	Loan Agreement dated January 2, 2013 between Eclipse Delaware and Sam Schneibalg (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.18	Software Development Agreement dated October 17, 2011 between Eclipse Delaware and SecurLinx Corporation (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.19	Software Development Agreement dated January 5, 2012 between Eclipse Delaware and On-Net Surveillance Systems, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.20	Marketing Agreement dated December 6, 2011 between Eclipse Delaware and Time Systems International (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.21	Software End-User License Agreement dated August 27, 2012 between Eclipse Delaware and Elgin Police Department (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.22	Software Testing Agreement dated July 30, 2012 between Eclipse Delaware and City of Elgin (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.23	Memorandum of Understanding dated March 31, 2011 between Eclipse Delaware and Mission Critical Electronic Systems. (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.24	Memorandum of Understanding dated March 6, 2012 between Eclipse Delaware and Lightwave Sensor Tech LLC (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.25	Memorandum of Understanding dated June 12, 2012 between Eclipse Delaware and Raptor Global Services.
10.26	Memorandum of Understanding dated September 5, 2012 between Eclipse Delaware and Brock D. Bierman (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.27	Employment Offer Agreement dated August 3, 2010 between Eclipse Delaware and Stephen Miller (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.28	Employment Offer Agreement dated August 3, 2010 between Eclipse Delaware and Anthony Otto (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.29	Employment Offer Agreement dated September 1, 2010 between Eclipse Delaware and Charles Smart (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.30	Employment Offer Agreement dated January 3, 2011 between Eclipse Delaware and Maria Belisario (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.31	Employment Offer Agreement dated January 3, 2011 between Eclipse Delaware and Robert Langlois (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.32	Employment Offer Agreement dated August 23, 2011 between Eclipse Delaware and Lee Ann Clary (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.33	Intellectual Property Assignment Agreement dated August 3, 2010 between Eclipse Delaware and Anthony H. Otto. (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.34

Intellectual Property Assignment Agreement dated August 3, 2010 between Eclipse Delaware and Aim8 Product Development Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)

10.35	Share Exchange Agreement dated January 16, 2013 between our company and Eclipse Identity Recognition Corp. (Incorporated by reference to our Current Report on Form 8-K filed on February 13, 2013)
16
10.36	Bridge Loan Agreement dated February 8, 2013 between our company and Eclipse Identity Recognition Corp. (Incorporated by reference to our Current Report on Form 8-K filed on February 13, 2013)
(21)	Subsidiaries of the registrant
21.1	Eclipse Identity Recognition Corporation, a Delaware corporation, wholly owned
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ECLIPSE IDENTITY RECOGNITION CORPORATION

Dated: August 23, 2013	/S/ Stephen Miller
Stephen Miller
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

18