Form 10-Q
period 2013-09-30
ECLIPSE IDENTITY RECOGNITION Corp
filed 2013-11-19
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
ECLIPSE IDENTITY RECOGNITION CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1999 S. Bascom Avenue, Suite 700, Campbell, California				95008
(Address of principal executive offices)				(Zip Code)
408-357-0041
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

				[ ]	YES	[X]	NO

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
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
368,000,008 common shares issued and outstanding as of November 15, 2013.

ECLIPSE IDENTITY RECOGNITION CORPORATION
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                        3

Item 1.       Financial Statements                                                                                                                                                3

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                  14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                           23

Item 4.       Controls and Procedures                                                                                                                                         23

PART II - OTHER INFORMATION                                                                                                                                            24

Item 1.       Legal Proceedings                                                                                                                                                  24

Item 1A.    Risk Factors                                                                                                                                                          24

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                                           24

Item 3.       Defaults Upon Senior Securities                                                                                                                                24

Item 4.       Mine Safety Disclosures                                                                                                                                          24

Item 5.       Other Information                                                                                                                                                   24

Item 6.       Exhibits                                                                                                                                                                 24

SIGNATURES                                                                                                                                                                         28

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

ASSETS
	As of September 30, 2013 (Unaudited)	As of December 31, 2012
Current Assets:
Cash and cash equivalents	$7,716	$423
Deferred offering costs	-	2,000

Total current assets	7,716	2,423

Total Assets	$7,716	$2,423

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$31,016	$7,788
Salaries payable	445,493	-
Loans payable	45,000	35,000
Loans from related parties	77,515	4,576

Total current liabilities	599,024	47,364

Long Term Liabilities:
Loans from related parties	-	250
Prefunding payroll accrual	1,270,411	1,270,411

Total longterm liabilities	1,270,411	1,270,661

Total liabilities	1,869,435	1,318,025

Commitments and Contingencies

Stockholders' (Deficit) Equity:
Common stock (par value $.001 per share, 5,200,000,000 shares shares authorized; 368,000,008 and 168,000,000 shares issued and outstanding, respectively	368,000	168,000
Deficit in paid in capital	(293,911)	(158,626)
Stock subscriptions receivable	(28,270)	(8,270)
(Deficit) accumulated during the development stage	(1,907,538)	(1,316,706)

Total stockholders' (deficit)	(1,861,719)	(1,315,602)

Total Liabilities and Stockholders' (Deficit)	$7,716	$2,423

The accompanying notes to financial statements are an intgral part of these financial statements.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months ended September 30, 2013	3 Months ended September 30, 2012	9 Months ended September 30, 2013	9 Months ended September 30, 2012	Cumulative From Inception

Revenues	$ -	$4,000	$-	$11,500	$12,000

Expenses:
General and administrative	168,164	148,782	579,727	440,370	1,893,803
Selling and marketing	326	1,367	11,106	2,331	25,017
Research and development					720
Total general and administrative expenses	168,490	150,149	590,833	442,701	1,919,540

(Loss) from Operations	(168,490)	(146,149)	(590,833)	(431,201)	(1,907,540)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (168,490)	$(146,149)	$(590,833)	$(431,201)	$(1,907,540)

(Loss) Per Common Share:
(Loss) per common share – Basic and Diluted	$ (0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	368,000,008	19,059,940	309,245,429	18,692,754

The accompanying notes to financial statements are an intgral part of these financial statements.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months ended September 30, 2013	9 Months ended September 30, 2012	Cumulative From Inception

Operating Activities:
Net (loss)	$(590,833)	$(431,201)	$(1,907,540)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued as compensation	-	-	205
Deferred offering costs	2,000	18	-
Common stock issued for intellectual property	-	-	720
Changes in accounts receivable	-	(7,500)	-
Changes in net liabilities-
Accounts payable and accrued liabilities	461,436	5,562	469,223
Prefunding payroll accrual	-	433,521	1,270,411

Net Cash Provided by (Used in) Operating Activities	(127,397)	400	(166,981)

Investing Activities:
Cash acquired in acquisition	2,229	-	2,229
Purchase of fixed assets	-	-

Net Cash Provided by (Used in) Investing Activities	2,229	-	2,229

Financing Activities:
Capital stock from acquired entity	-	-	-
Proceeds from stock issued	80,000	53	80,180
Proceeds from loans	10,000	15,000	45,000
Proceeds from related party loans		2,961
Stock subscription receivable	-	-	-
Loan repayments to related parties	-	-	(6,357)
Proceeds from related party loans	42,461	-	53,645

Net Cash Provided by Financing Activities	132,461	18,014	172,468

Net (Decrease) Increase in Cash	7,293	18,414	7,716

Cash - Beginning of Period	423	1,047	-

Cash - End of Period	$7,716	$19,461	$7,716

Supplemental Disclosure of Cash Flow Information:	-
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Accounts payable and debt assumed in merger	$37,513	$-	$37,513

The accompanying notes to financial statements are an intgral part of these financial statements.

Eclipse Identity Recognition Corporation, Consolidated

(FORMERLY AUTO HOME LOCK CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Eclipse Identity Recognition Corporation (“we”, “us”, “our”, the “Company”), formerly Auto Home Lock Incorporated., was incorporated in the State of Nevada as a for-profit company on May 5, 2011 and established a then fiscal year end of May 31. The Company was incorporated with the intent to develop, produce and distribute an automated home locking system. The Company’s product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. Unfortunately, the Company was not able to raise sufficient capital to fund its business development and, consequently, management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On November 28, 2012, we received written consent from our board of directors and from the holder of 71.4% of our voting securities to effect a stock split of our issued and outstanding shares of common stock, a name change, and an increase in our company’s authorized capital.

On January 16, 2013, we entered into a share exchange agreement with Eclipse Identity Recognition Corporation, a Delaware company (“Eclipse Delaware”) and its shareholders. . Eclipse Delaware was incorporated under the laws of the State of Delaware on August 3, 2010 and is a development stage Delaware company engaged in the design and development video analytics technologies that incorporate advanced facial detection, biometric search, and identity recognition techniques to detect and identify individuals from live and stored video streams. Eclipse Delaware expects to target its technology to law enforcement, public safety, commercial and private security, as well as entertainment and social media.  Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by our company of 196,000,008 shares of our common stock to the shareholders of Eclipse Delaware.

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

Effective February 8, 2013, and in connection with the share exchange agreement, we entered into a bridge loan agreement with Eclipse Delaware wherein we agreed to provide a loan of $35,000 to Eclipse Delaware. The principal amount of the loan was satisfied by the closing of the definitive share exchange agreement between our company and Eclipse Delaware. The loan was credited against the private placement of 4,000,000 shares of our company for $0.025 described below. Subsequent to the bridge loan, additional funds were advanced such that a total of $58,480 had been provided and was credited against the private placement.

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

As of November 8, 2013 no funds have been received for these private placements.

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

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of September 30, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2013, and the results of operations and cash flows for the nine months ended September 30, 2013 have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Company’s form Super 8-K filed with the SEC on April 4, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended September 30, 2013 and December 31, 2012, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

The deferred offering costs of approximately $2,000 at December 31, 2012, relate to a contract with a consultant to raise capital for the Company.  The consultant has not raised any capital for the Company, therefore, deferred offering costs were charged to operations on April 4, 2013, the date on which the possibility of an offering was determined to be improbable.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the years ended December 31, 2012 and 2011, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had one month to month lease.  Rent expense was $3,600 for the year ended December 31, 2012 and $2,700 for the nine months ended September 30, 2013.

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

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2013 and December 31, 2012, loans from related parties amounted to $77,515 and $4,826, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured and non-interest bearing.  The balance of working capital advances is due on demand.

(4)  Common Stock

The Company’s authorized capital is 5,200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

In January 2012, the Company issued 168,000,000 common shares for $0.03 per share, for which there was a Subscription Receivable of $5,040.

On May 26, 2011, the Company issued 5,000,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

On November 28, 2012 the Company affected a 1,000 for 1 forward split.

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

As of September 30, 2013 and 2012, the Company has not granted any stock options.

(5)  Prefunding Payroll Accrual

The Company has executed Employment Offer Agreements with nine (9) key Company employees. These agreements are dated at various dates in 2010 and 2011. As a term of the Agreement, those employees are not receiving direct payment for their services during the prefunding stage of the Company. The compensation offered to those individuals for that prefunding period is a combination of stock issuance and deferred salary. The salary is to be accrued at the agreed rate, until the Company has received funding and the employees’ salaries can be paid out of profits of the Company. These salary amounts will not be paid to employees until a future date to be determined by the Company’s Board of Directors. Salaries are being accrued at annual amounts ranging from $42,500 to $140,000.

(6)  Loans Payable

On September 19, 2012, the Company entered into a loan agreement for $15,000 with a non-related third party. The loan is unsecured, non-interest bearing, and due in nine (9) months from the date of the loan. The due date was extended another nine (9) months by mutual consent of the parties.  The lender has the right to convert the loan into shares of the Company’s common stock at par value.

On November 20, 2012, the Company entered into a loan agreement for $20,000 with an unrelated third party. The loan is unsecured and due at the point where the Company receives $100,000 in funding. The lender has the right to convert the loan into shares of the Company’s common stock at a price to be agreed upon.

On April 29, 2013, the Company entered into a loan agreement for $10,000 with an unrelated third party. The loan is unsecured and due at the point where the Company receives $100,000 in funding. The lender has the right to convert the loan into shares of the Company’s common stock at a price to be agreed upon.

(7)  Related Party Transactions

As described in Note 3, as of September 30, 2013 and December 31, 2012, loans from related parties amounted to $77,515 and $4,826, respectively, to directors, officers, and principal stockholders of the Company.

In connection with the closing of the share exchange agreement, the Company concurrently closed a private placement with related parties for 4,000,000 shares at $0.025 per share for an aggregate total of $100,000.  Cash was received in the amount of $80,000.  The balance of $20,000 was not received and was recorded as a subscription receivable.

(8)  Commitments

On September 1, 2011, the Company entered into an Intermediary/Finder/Consultant Agreement with JM International LLC (“JMI”) for consulting/finder services to facilitate introductions to sources of equity funding for the Company.  Under the Agreement, the Company is obligated to accrue a retainer of $3,000 per month, payable upon JMI securing funding for the Company. In addition, JMI would receive a Success Fee of three (3) percent of the funds raised payable in cash. In addition, JMI will be issued three (3) percent of the fully diluted outstanding stock of the Company. The monthly accrual amounts would be deducted from JMI’s Success Fee. In another provision of the Agreement, JMI would be entitled to a 12% commission on any sales of the Company product resulting from a direct introduction by JMI or 3% from all indirect third party sales.  The Agreement has a term of 24 months, however if no funds are raised in the first 12 months of the Agreement, the Company has the right to terminate. The agreement was amended on June 15, 2012, to provide JMI with nine (9) percent of the cash proceeds (or stock if the sale is strictly a stock transaction) from the acquisition or sale of the Company.

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

On November 20, 2012, the Company entered into a consulting agreement with a technical advisor. The consultant services shall begin when the Company receives its initial funding of at least $100,000 and will continue for a period of ten months thereafter. The Company has agreed to pay the consultant $2,000 per month for the term of the agreement.

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

Effective December 10, 2012, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to our company’s Articles of Incorporation to change our name from Auto Home Lock, Inc. to Eclipse Identity Recognition Corporation and to increase our authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, par value of $0.001.

Effective January 17, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from Auto Home Lock, Inc. to Eclipse Identity Recognition Corporation and increased its authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, par value, $0.001. In addition, our company’s issued and outstanding shares of common stock increased from 5,168,000 to 5,168,000,000 common shares, par value of $0.001, on the basis of a 1,000:1 forward split of our company’s issued and outstanding shares of common stock.

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 17, 2013. Our stock symbol is EIRC and our CUSIP number is 27884A 101.

Effective February 8, 2013, and in connection with the share exchange agreement, we entered into a bridge loan agreement with Eclipse Delaware wherein we agreed to provide a loan of $35,000 to Eclipse Delaware. The loan shall bear no interest until the maturity date at which date the loan shall bear interest at a rate of 10% per annum, payable in quarterly installments. The principal amount of the loan was due and payable on September 30, 2013 but was satisfied by the closing of the definitive share exchange agreement between our company and Eclipse Delaware. The loan will be credited against the private placement of 4,000,000 shares of our company for $0.025 described below. Subsequent to the bridge loan, additional funds were advanced such that a total of $58,480 had been provided, to be credited against the private placement. On April 4, 2013, we closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders. As a result of the share exchange, Eclipse Delaware is now a subsidiary of our company. Concurrently, and as a condition to closing the share exchange agreement, we cancelled 5,000,000,000 shares of our common stock. Further, in connection with the closing of the share exchange agreement, we concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000. As a result of these transactions, we had 368,000,008 issued and outstanding common shares.

Further, pursuant to the share exchange agreement, we are required to close private placements of our common shares at a price not exceeding $0.025 per share for minimum proceeds of:

•         $50,000 on four months from closing the share exchange;

•         $50,000 on five months from closing the share exchange;

•         $100,000 on six months from closing the share exchange;

•         $200,000 on nine months from closing the share exchange; and

•         As at the date of this report, we have not closed any of the required private placements.

Liabilities required to be paid out of private placements proceeds include:

•         A loan agreement entered into on September 19, 2012, $15,000 with a non-related third party.  The loan is unsecured, non-interest bearing, and became due September 19, 2013 after the date was extended for six (6) months. This loan may be converted into shares our company’s common stock issued at par, at the discretion of the lender.

•         A loan agreement entered into on November 20, 2012, for $20,000 with an unrelated third party.  The loan is unsecured, with 10% per annum interest rate, and due at the point where our company receives $100,000 in funding. The lender has the right convert the loan into shares of our company’s common stock at a price to be agreed upon.

•         As of September 30, 2013, loans from related parties amounted to $75,652, and represented working capital advances from officers who are also stockholders of our company. The loans are unsecured and non-interest bearing.  The balance of working capital advances is due on demand.

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

Additionally, effective April 4, 2013, we changed our fiscal year end to December 31 and Maria Belisario resigned as a sole director, president, secretary, treasurer, chief financial officer and chairman of the board of directors of our company. Concurrently, Stephen Miller was appointed as our sole director, president, chief financial officer and secretary to fill the vacancy created by Ms. Belisario’s resignation.

As a result of the closing of the share exchange agreement with Eclipse Delaware, Eclipse Delaware has become our wholly owned subsidiary and we now carry on business in the creation of facial recognition identity software. Our company is in the development stage and has generated only nominal /insignificant revenues.

Our principal executive office is located at1999 S. Bascom Avenue, Suite 700, Campbell, California, 95008. The telephone number at our principal executive office is (408) 357-0041. We also have a satellite office at Atumi-Bldg, 5F, 2-43-10, Minami Otsuka, Toshima-ku, Tokyo, Japan.

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

Our company has developed a specialized product for an OEM customer who has successfully deployed the system in commercial environments for use on an ongoing basis. In addition, our company has fully developed and field-tested MatchPointIRTM, a product for use in visitor access applications. While only nominal or significant revenues have been generated, these deployments have demonstrated both market acceptance and applicability.

Our company intends to roll out additional INDIface-based products inQ1 2014. These products include SearchPointIRTM, which focuses on the needs of video forensic analytics critical in investigatory application, and SnapPointIRTM, which provides facial recognition in mobile environments. Sales, Business Development and Marketing. With limited resources, our company has sold and installed a limited number of systems generating only nominal revenues. In addition we have completed customer trials that demonstrate product functionality, application, and market acceptance.

Our company intends to significantly ramp up business development, marketing and sales efforts and focus on market penetration. Based on initial market analysis, our company expects that our products can both displace current competitive approaches and open new applications. That is, we expect to take market share from competitors who incorporate traditional methods that are less effective in surveillance and harsh video environments. We also expect that because our technology can be efficiently and rapidly tailored to specialized applications, we will open new sales and market opportunities.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of

a)       the last day of the fiscal year of our company during which we had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

b)       the last day of the fiscal year of our company following the fifth anniversary of the date of the first sale of common equity securities of our company pursuant to an effective registration statement under this title;

c)       the date on which our company has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

d)       the date on which our company is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 and September 30, 2012 and the Period from May 5, 2011 (inception) to September 30, 2013

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2013 which are included herein.

Our operating results for the three and nine month periods ended September 30, 2013 and September 30, 2012 are summarized as follows:

		Three Months Ended			Nine Months Ended
		September 30,			September, 30,
		2013	2012		2013	2012
Revenue	$	Nil	$4,000	$	Nil	$11,500
General and administrative		$168,164	$148,782		$579,727	$440,370
Selling and marketing		$326	$1,367		$11,106	$2,331
Net Loss		$(168,490)	$(146,149)		$(590,833)	$(431,201)

We generated $12,000 in revenue for the period from May 5, 2011 (inception) to September 30, 2013. Our operating expenses during the three months ended September 30, 2013 were $168,490 compared to $150,149 during the same period ended 2012. Our operating expenses during nine months ended September 30, 2013 were $590,833 compared to $442,701 during the same period ended 2012. Operating expenses for the three and nine month periods ended September 30, 2013 consisted primarily of general and administrative expenses and selling and marketing expenses. We incurred operating expenses of $1,919,450 for the period from May 5, 2011 (inception) to September 30, 2013. We recorded a net loss of $168,490 for the three months ended September 30, 2013, as compared with $146,149 for the period ended September 30, 2012, a net loss of $590,833 for the nine months ended September 30, 2013, as compared with $431,201 for the period ended September 30, 2012 and $1,907,540 for the period from May 5, 2011 (inception) until September 30, 2013.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	December 31,
	2013	2012
Current Assets	$7,716	$2,423
Current Liabilities	$599,024	$47,364
Working Capital (deficit)	$(591,308)	$(44,941)

Cash Flows

	Nine Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2013		2012
Cash provided by (used in) Operating Activities	$(127,397)		$400
Cash provided by (used in) Investing Activities	$2,229	$	Nil
Cash provided by (used in) Financing Activities	$132,461		$18,014
Net Increase (Decrease) in Cash	$7,293		$18,414

As of September 30, 2013, we had total current assets of $7,716 and current liabilities of $599,024. We have a working capital deficit of $591,308 as of September 30, 2013.

We used $127,397 in cash for operating activities for the nine month period ended September 30, 2013 compared with $400 provided by operating activities for the same period in 2012. The increase in use of cash of $127,797 in operating activities is mainly attributed to the net loss adjusted by increases in accounts payable and accrued liabilities.

For the nine month period ended September 30, 2013, we generated $2,229 in cash flows from investing activities compared with $Nil  cash flows from investing activities for the same period in 2012.

Cash provided by financing activities for the nine month period ended September 30, 2013 was $132,461 compared to $18,014  for the same period in 2012. The increase in cash provided by financing activities was mainly attributed to increases in proceeds from stock issued and proceeds from related party loans.

Cash Requirements

Over the next 12 months we intend to carry on business as a development stage video analytics and security company.  We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Accounts Payable	$ 600,000
Research and Development	$ 250,000
Fixed asset purchases	50,000
Consulting and Management Fees	50,000
Professional fees	80,000
Rent	60,000
Travel and Marketing	475,000
Other general administrative expenses	350,000
Total	$ 1,315,000

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

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $591,308, an accumulated deficit of $1,907,538  and net loss from operations since inception of $1,907,540. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding its initial operations by way of issuing founder’s shares.

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

Off-Balance Sheet Arrangements

On September 5, 2012, we entered into a Memorandum of Understanding with Brock D. Bierman pursuant to which we formed a joint venture to develop a software application to determine feasibility of facial comparison in genealogy environments.  Pursuant to the arrangements, Bierman will provide us with $4,000 in product development financing with which we will begin development of a website and facial comparison application. We are under no obligation to assume out-of-pocket costs beyond initial development of the website. In turn, we will acquire 30% of the newly formed entity in payment for the development. As of December 31, 2012, the new entity has been formed, but no shares have been issued. We have incurred no costs related to this venture.  Accounting for the venture will be done on the equity method, since we will hold a 30% interest in the venture.

With the exception of the above described joint venture agreement, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our planned products to market.

Critical Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of our company and our wholly-owned subsidiary as of September 30, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly our company's financial position as of September 30, 2013, and the results of operations and cash flows for the nine months ended September 30, 2013 have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of our company for the year ended December 31, 2012, which are contained in our company’s form Super 8-K filed with the SEC on April 4, 2013.  The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, our company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

Our company is in the development stage and has yet to realize significant revenues from operations. Once our company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Software licenses fees will be recognized over the term of the agreement on a straight line basis.

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

Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of September 30, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended September 30, 2013 and December 31, 2012, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Deferred Offering Costs

Our company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

The deferred offering costs of approximately $2,000 at December 31, 2012, relate to a contract with a consultant to raise capital for our company.  The consultant has not raised any capital for our company, therefore, deferred offering costs were charged to operations on April 4, 2013, the date on which the possibility of an offering was determined to be improbable.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the years ended December 31, 2012 and 2011, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Our company had one month to month lease.  Rent expense was $3,600 for the year ended December 31, 2012 and $2,700 for the nine months ended September 30, 2013.

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

(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.3	Certificate of Amendment filed on December 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012.)
(4)	Instruments defining the rights of security holders, including indentures
4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011).

Exhibit No.	Description
(10)	Material Contracts
10.1	Investment Consulting Services Letter Proposal dated January 4, 2010 between Eclipse Delaware and Vestlynx LLC (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.2	Advisory Board Agreement dated November 1, 2011 between Eclipse Delaware and Bennett Johnson III (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.3	Advisory Board Agreement dated February 2, 2012 between Eclipse Delaware and Jennifer Fisher (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.4	Advisory Board Agreement dated August 10, 2012 between Eclipse Delaware and Joseph K. Petter (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.5	Advisory Board Agreement dated September 4, 2012 between Eclipse Delaware and Brock D. Bierman (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.6	Intermediary/Finder/Consultant Agreement dated September 1, 2011 between Eclipse Delaware and JM International LLC (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.7	Intermediary/Finder/Consultant Agreement dated October 6, 2011 between Eclipse Delaware and Jeff Knapp(incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.8	Intermediary/Finder/Consultant Agreement dated December 1, 2011 between Eclipse Delaware and Bennett Johnson III (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.9	Intermediary/Finder/Consultant Agreement dated February 2, 2012 between Eclipse Delaware and Jennifer Fisher (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.10	Intermediary/Finder/Consultant Agreement dated June 11, 2012 between Eclipse Delaware and William F. von Gremp (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.11

Intermediary/Finder/Consultant Agreement dated August 1, 2012 between Eclipse Delaware and Management Recruiters of Boca Raton (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)

10.12	Intermediary/Finder/Consultant Agreement dated August 14, 2012 between Eclipse Delaware and Kenneth N. Flechler (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.13	Intermediary/Finder/Consultant Agreement dated November 29, 2012 between Eclipse Delaware and Benjamin Gordon (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.14	Loan Agreement dated September 19, 2012 between Eclipse Delaware and R.H. Tabor (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.15	Loan Agreement dated November 20, 2012 between Eclipse Delaware and Benjamin Gordon (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.16	Loan Agreement dated December 18, 2012 between Eclipse Delaware and Stephen Miller (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.17	Loan Agreement dated January 2, 2013 between Eclipse Delaware and Sam Schneibalg (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.18	Software Development Agreement dated October 17, 2011 between Eclipse Delaware and SecurLinx Corporation (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.19	Software Development Agreement dated January 5, 2012 between Eclipse Delaware and On-Net Surveillance Systems, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.20	Marketing Agreement dated December 6, 2011 between Eclipse Delaware and Time Systems International (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.21	Software End-User License Agreement dated August 27, 2012 between Eclipse Delaware and Elgin Police Department (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)

26

Exhibit No.	Description
10.22	Software Testing Agreement dated July 30, 2012 between Eclipse Delaware and City of Elgin (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.23	Memorandum of Understanding dated March 31, 2011 between Eclipse Delaware and Mission Critical Electronic Systems. (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.24	Memorandum of Understanding dated March 6, 2012 between Eclipse Delaware and Lightwave Sensor Tech LLC (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.25	Memorandum of Understanding dated June 12, 2012 between Eclipse Delaware and Raptor Global Services.
10.26	Memorandum of Understanding dated September 5, 2012 between Eclipse Delaware and Brock D. Bierman (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.27	Employment Offer Agreement dated August 3, 2010 between Eclipse Delaware and Stephen Miller (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.28	Employment Offer Agreement dated August 3, 2010 between Eclipse Delaware and Anthony Otto (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.29	Employment Offer Agreement dated September 1, 2010 between Eclipse Delaware and Charles Smart (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.30	Employment Offer Agreement dated January 3, 2011 between Eclipse Delaware and Maria Belisario (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.31	Employment Offer Agreement dated January 3, 2011 between Eclipse Delaware and Robert Langlois (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.32	Employment Offer Agreement dated August 23, 2011 between Eclipse Delaware and Lee Ann Clary (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.33	Intellectual Property Assignment Agreement dated August 3, 2010 between Eclipse Delaware and Anthony H. Otto. (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
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

ECLIPSE IDENTITY RECOGNITION CORPORATION

Dated: November 19, 2013	/s/ Stephen Miller
Stephen Miller
President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)