Form 10-K
period 2013-12-31
Nudg Media Inc.
filed 2014-03-31
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-175792

NUDG MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0729029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Ste. 4, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	888-322-3660

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
177,143,316common shares as of March 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1. Business                                                                                                                                                           4

Item 1a. Risk Factors                                                                                                                                                   9

Item 1b. Unresolved Staff Comments                                                                                                                       9

Item 2. Properties                                                                                                                                                         9

Item 3. Legal Proceedings                                                                                                                                          9

Item 4. Mine Safety Disclosures                                                                                                                               9

Item 5. Market For Company's Common Equity And Related Stockholder Matters                                        9

Item 6. Selected Financial Data                                                                                                                                 10

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations       11

Item 7a. Quantitative And Qualitative Disclosures About Market Risk                                                            16

Item 8. Financial Statements And Supplementary Data                                                                                        16

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure     29

Item 9a. Controls And Procedures                                                                                                                           29

Item 9b. Other Information                                                                                                                                        31

Item 10. Directors And Executive Officers, Promoters, Control Persons And Corporate Goverance;
Compliance With Section 16(A) Of The Exchange Act                                                                 31

Item 11. Executive Compensation                                                                                                                           34

Item 12. Securities Ownership Of Certain Beneficial Owners

                      And Management And Related Stockholders Matters                                                                 36

Item 13. Certain Relationships And Related Transactions, And Director Independence                              37

Item 14. Principal Accounting Fees And Services                                                                                               37

Item 15. Exhibits, Financial Statement Schedules                                                                                                 38

PART I

Item 1.           Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "our company" and “Nudg” mean Nudg Media Inc., unless otherwise indicated.

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

On January 16, 2013, we entered into a share exchange agreement with Eclipse Identity Recognition Corp., a Delaware company, and its shareholders. Pursuant to the terms of the share exchange agreement, we agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by our company of 196,000,008 shares of our common stock to the shareholders of Eclipse Delaware.

Effective December 10, 2012, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to our company’s Articles of Incorporation to change our name from Auto Home Lock, Inc. to Eclipse Identity Recognition Corporation and to increase our authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, par value of $0.001.

Effective January 17, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our name from Auto Home Lock, Inc. to Eclipse Identity Recognition Corporation and increased our authorized capital from 75,000,000 to 5,200,000,000 shares of common stock, par value, $0.001. In addition, our company’s issued and outstanding shares of common stock increased from 5,168,000 to 5,168,000,000 common shares, par value of $0.001, on the basis of a 1,000:1 forward split of our company’s issued and outstanding shares of common stock.

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 17, 2013.

On April 4, 2013, we closed the share exchange with Eclipse Delaware by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders. As a result of the share exchange, Eclipse Delaware became a subsidiary of our company. Concurrently, and as a condition to closing the share exchange agreement, we cancelled 5,000,000,000 shares of our common stock. Further, in connection with the closing of the share exchange agreement, we concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000. As a result of these transactions, we had 368,000,008 issued and outstanding common shares.

Additionally, effective April 4, 2013, we changed our fiscal year end to December 31.

As a result of the closing of the share exchange agreement with Eclipse Delaware, Eclipse Delaware became our wholly owned subsidiary and we intended to carry on business in the creation of facial recognition identity software. Our company is in the development stage and has generated only nominal /insignificant revenues.

Effective January 31, 2014, we entered into an agreement with Eclipse Delaware, our wholly-owned subsidiary, and the former shareholders of Eclipse Delaware. Pursuant to this agreement, we are to unwind the share exchange transactions which were made in connection with a share exchange agreement dated January 16, 2013 among the same parties. The decision to unwind and rescind the transaction was in large part as a result of inability to provide the financing required pursuant to the terms of the share exchange agreement with Eclipse Delaware. As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances.

As a result of unwinding the transactions, Eclipse Delaware is no longer our subsidiary as we agreed to return an aggregate of 93,745,000 common shares of Eclipse Delaware to the former shareholders of Eclipse Delaware. Further, the former shareholders of Eclipse Delaware will return to us an aggregate of 196,000,008 of our common shares for cancellation and Eclipse Delaware will retain all assets necessary to effectuate its business and operations as currently conducted. Finally, Eclipse Delaware has issued a promissory note to our company in the amount of $66,000, due four years from the date of issuance, in consideration for the financing proceeds that we had provided to Eclipse Delaware.

In connection with the unwinding transactions above, we also entered into a settlement agreement and general release dated January 31, 2014 with Eclipse Delaware and the former shareholders of Eclipse Delaware. Pursuant to this agreement, all parties agreed to release each other from any liabilities that may arise from the unwinding the share exchange agreement.

On February 26, 2014, we received written consent from our board of directors and a holder of 94.74% of our company’s voting securities, to change the name of our company to “Nudg Media Inc.”.  A Certificate of Amendment to effect the change of name was filed on March 3, 2014 and became effective with the Nevada Secretary of State on March 12, 2014. The amendment was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of March 14, 2014 under the ticker symbol "NDDG". Our CUSIP number is 67035V 109.

Business Overview

Our company is an emerging technology company focused on establishing an innovative business model intended to bridge cutting-edge social media and e-commerce into a marketplace that connects friends, family, consumers, and vendors in new and exciting ways. Nudg.com is designed be a centralized Internet portal and next-generation social media website that incorporates voice/text messaging, video email, video calling, voip calling and mobile technologies to allow consumers to access real-time information about various products and services through augmented proximity reality search features.

Our company strives for simplicity and ease of use in our website and mobile application and we feel these features are going to set us apart from traditional social media sites. For example if a person was to activate a colleague zone that person could socialize with people with the same occupation/profession. Or when someone uploads content they can easily choose the zone that sees their post. The feedback from users regarding the zone functionality has been very positive. The uniqueness of the zone functions allows Nudg to deploy a targeted marketing campaign which will build our member base. As an example they could target waitresses to socialize with other waitresses to network and share content.

Nudg.com will offer augmented reality coupons that feature proximity alerts for specific merchants. It is these unique attributes of the Nudg platform that will attract a wide audience of consumers who are actively seeking and redeeming coupons. The new self-serve coupon feature will also appeal to both small and large businesses looking to reach local customers through their Nudg Business Pages. Nudg members will receive alerts via push notification on their smartphones when they are within proximity to a business offering a coupon. Members can easily redeem an offer by displaying the mobile coupon at the point of purchase. Ultimately, our company may branch into the rapidly growing group-buying segment, as popularized by Groupon and LivingSocial. Nudg will generate revenue by selling banner space that will be viewed by people who are within the advertiser's relevant geographic location and who display the appropriate interest criteria. Nudg will gather this specific user information by tracking accessed content, 'liked' items, and profile information. This kind of targeted market intelligence allows Nudg the ability to charge a premium for ad space. Nudg will also incorporate a bidding strategy on all banner inventories to ensure maximum revenues.

Plan of Operation

Combining the favorable elements of other social media sites into one streamlined platform, Nudg has created a brand that emphasizes simplicity above all else to connect businesses with prospective buyers online. As the new age of social media listings culminate in our company's vision, Nudg's online and mobile platform redefines what is possible on the Internet and allows for greater virtual interaction between users. To increase brand awareness and encourage adoption of our platform, our company will continue implementing its advertising strategy through avenues including print media, television advertising, public relations, and cross-marketing with other Internet video platforms.

With its guiding principles established, our company will continue to send a clear message about its mission and what it stands for, thereby building customer loyalty and persuading potential users to patronize the site. Our company will communicate its mission through careful cultivation of its vast promotional campaign to attract members of the online community and the general public. As a result, Nudg will earn mass allegiance from businesses and buyers at the same time.

Our company intends to achieve the following objectives:

•         Grow its base of users

•         Build the brand into a household name

•         Establish itself as a trusted resource for businesses and consumers

•         Attract enough business users in major metro markets before expanding nationwide

In order to reach these operational goals, our company will build on our strengths and advantages, as outlined in the following section.

Marketing

Our company will continue to generate interest in its online marketplace concept by utilizing a direct sales approach and a variety of advertising channels that will increase our company's exposure to industry businesses and consumers. Nudg will benefit from numerous techniques, ranging from traditional methods to online methods, peppered with supplemental techniques to complete its promotional campaign. The details of the Nudg marketing strategy are illustrated in greater detail below.

Online Methods:

•         Website: Our company will search engine optimize its website in order to draw traffic.

•         Viral marketing: Nudg will rely on online viral marketing to spread its message of convenience, simplicity, and value. Viral marketing efforts will include cross marketing with other websites and video platforms, YouTube videos, a presence on social networking sites, and regular postings on Twitter. According to Amy Webb, a digital and product business consultant to online media companies, “Through services such as Twitter and Facebook, anyone with a mobile phone or laptop can easily move beyond chit-chatting with a circle of friends to spreading information on a worldwide network of millions.”

•         Internet advertising: Our company will use a combination of Intemet advertising, including Cost-per-Click, Google AdWords, Tags, and banner ads as appropriate. This multi-pronged effort will help generate interest in our company from the online community and general public. Additionally, our company will coordinate marketing efforts with websites such as Google and Craigslist.

•         CPA Networks: Our company's commitment building a superior member base to become a dominant force in the social media realm, relies on building a broad member base economically. For this reason using CPA networks is a great way to fix Nudg's marketing cost to strategically calculate growth. Nudg will use http://www.monetise.co.uk and http://www.matomy.com  for their CPA services.

•         PPI Network: Pay per install is another way to fix your marketing costs as you pay a fixed rate for installs. Nudg is developing a relationship with TapJoy to acquire there PPI services.

Traditional Methods:

•         Public relations: Today, businesses are spending more on public relations than traditional advertising methods. For this reason, our company intends to build a strong public relations campaign via appropriate media outlets. Public relations efforts will include advertising, community support and approval, customer relations, print articles, press releases, and events.

•         Television advertising: Our company recognizes that television advertising is still an effective means of reaching a large target population. For this reason our company will advertise on cable charmels or area affiliates of major networks such as CBS, NBC, ABC, and Fox.

Supplementary Methods:

•         Word of mouth: Our company's commitment to offering a superior online experience will generate a solid and positive reputation within the industry. Nudg's users will recommend our company's services to their friends, family members, and professional peers. Consumers have reported that “a person like me” has become the most credible source of information about a company or a product. Through this simple marketing tactic, Nudg will become recognized as the industry's online marketplace leader.

Competition

Our company faces competition from other online social media and local deals sites, including LinkedIn and Citysearch. However, these sites either lack the mobile capabilities or fail to offer a video-focused user platform, virtually robbing its business participants of valuable face time with prospective customers. Therefore, Nudg will capitalize on its competitors' weaknesses by building on the following strengths:

•         Free for users and businesses

•         Social media incorporation

•         Complex technology made simple

•         Integrates with mobile applications

•         Extensive, categorical searchability

•         Sleek, user-friendly site design

•         Affiliated with trusted websites

•         Focused on local, individual communities

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

As we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may develop similar technologies to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sales of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

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

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

We do not own interests in any real property. Our executive office is located at 711 S. Carson Street, Ste. 4, Carson City, Nevada  89701, telephone number 888-332-3660.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were originally quoted on the OTC Bulletin Board under the symbol “AHLK”. Effective February 15, 2013, our stock symbol changed to “EIRC”. Effective March 14, 2014, our stock symbol changed to "NDDG".

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)(2)
Quarter Ended	High	Low
December 31, 2013	$0.10	$0.10
September 30, 2013	$0.10	$0.10
June 30, 2013	$0.10	$0.10

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)     The first trade of our common shares was on April 10, 2013.

Our common shares are issued in registered form. Columbia Stock Transfer Company, 601 E. Seltice Way, Suite 202, Post Falls, Idaho, 83854 (telephone: (208) 664-3544) is the registrar and transfer agent for our common shares.

Holders

As of March 24, 2014, our company had 8 holders of record of our common stock. As of such date, 177,143,316 common shares were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2013.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

Item 6.           Selected Financial Data

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

This annual report contains forward looking statements relating to our company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Results of Operations for the Years Ended December 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012 which are included herein.

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

		Year Ended
		December 31,
		2013		2012
Revenue	$	Nil		$4,000
General and administrative		$788,709		$629,057
Selling and marketing		$2,690	$	Nil
Net Loss		$(791,399)		$(625,057)

We generated $12,000 in revenue for the period from May 5, 2011 (inception) to December 31, 2013. Our operating expenses during the year ended December 31, 2013 were $791,399 compared to $625,057 during the year ended December 31, 2012. Operating expenses for the year ended December 31, 2013 consisted primarily of general and administrative expenses and selling and marketing expenses. We incurred operating expenses of $2,120,105 for the period from May 5, 2011 (inception) to December 31, 2013. We recorded a net loss of $791,399 for the year ended December 31, 2013, as compared with $625,057 for the year ended December 31, 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2013	2012
Current Assets	$3,248	$2,423
Current Liabilities	$2,065,532	$1,318,025
Working Capital (deficit)	$(2,062,284)	$(1,315,602)

Cash Flows

	Year Ended		Year Ended
	December 31,		December 31,
	2013		2012
Cash provided by (used in) Operating Activities	$(135,155)		$(29,448)
Cash provided by (used in) Investing Activities	$709	$	Nil
Cash provided by (used in) Financing Activities	$137,271		$28,823
Net Increase (Decrease) in Cash	$2,825		$(625)

As of December 31, 2013, we had total current assets of $3,248 and current liabilities of $2,065,532. We had a working capital deficit of $2,052,284 as of December 31, 2013.

We used $135,155 in cash for operating activities for the year ended December 31, 2013 compared with $29,448 used in operating activities for the year ended December 31, 2012. The increase in use of cash of $105,707 in operating activities is mainly attributed increases in deferred offering costs, accounts payable and accrued liabilities and unearned revenue.

For the year ended December 31, 2013, we generated $709 in cash flows from investing activities compared with $Nil cash flows from investing activities for the year ended December 31, 2012.

Cash provided by financing activities for the year ended December 31, 2013 was $137,271 compared to $28,823 for the year ended December 31, 2012. The increase in cash provided by financing activities was mainly attributed to increases from proceeds from stock issued and proceeds from related party loans.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Marketing	$300,000
Software development	$150,000
Consulting and management	$65,000
Total	$515,000

We will require additional funds of approximately $515,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Critical Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of our company and our wholly-owned subsidiary as of December 31, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of December 31, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended December 31, 2013 and 2012, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Deferred Offering Costs

Our company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

The deferred offering costs of approximately $2,000 at December 31, 2013, relate to a contract with a consultant to raise capital for our company.  The consultant has not raised any capital for our company, therefore, deferred offering costs were charged to operations on April 4, 2013, the date on which the possibility of an offering was determined to be improbable.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the years ended December 31, 2013 and 2012, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Our company had a month to month lease.  Rent expense was $3,600 for each of the years ended December 31, 2013 and 2012.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Eclipse Identity Recognition Corporation:

We have audited the accompanying balance sheets of Eclipse Identity Recognition Corporation (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012, and from inception through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eclipse Identity Recognition Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and from inception through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 24, 2014

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
		As of		As of
		December 31,		December 31,
		2013		2012

Current Assets:
Cash and cash equivalents		$3,248		$423
Deferred offering costs		-		2,000

Total current assets		3,248		2,423

Total Assets	$	$ 3,248		$2,423

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities		$1,935,107		$1,278,199
Loans payable		45,000		35,000
Unearned revenue		3,100		-
Loans from related parties		82,325		4,826

Total current liabilities		2,065,532		1,318,025

Total liabilities		2,065,532		1,318,025

Commitments and Contingencies

Common stock (par value $.001 per share, 5,200,000,000 shares shares authorized; 368,000,008 and 168,000,000 shares issued and outstanding, respectively		368,000		5,168,000
Additional Paid-in Capital		(293,909)		(5,158,626)
Stock subscriptions receivable		(28,270)		(8,270)
(Deficit) accumulated during the development stage		(2,108,105)		(1,316,706)

Total stockholders' (deficit)		(2,062,284)		(1,315,602)

Total Liabilities and Stockholders' (Deficit)		$3,248	$	$ 2,423

The accompanying notes to financial statements are an integral part of these financial statements.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Cumulative
	December 31,	December 31,	From
	2013	2012	Inception

Revenues	$ -	$ 4,000	$ 12,000

Expenses:
General and administrative	788,709	629,057	2,115,735
Selling and marketing	2,690	-	3,650
Research and development	-	-	720

Total general and administrative expenses	791,399	629,057	2,120,105

(Loss) from Operations	(791,399)	(625,057)	(2,108,105)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$ (791,399)	$ (625,057)	$ (2,108,105)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.0024)	$ (0.0541)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	323,583,570	11,543,510

The accompanying notes to financial statements are an integral part of these financial statements.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals
Description
Balance - at inception May 5, 2011	-	-	-	-	-	-
Common stock issued:
May 26, 2011 for cash ($0.000001/share)	5,000,000,000	$5,000,000	$ (4,995,000)	$ -	$ -	$ 5,000
Net (loss) for the period	-	-	-	-	(5,986)	(5,986)

Balance - May 31, 2011	5,000,000,000	$5,000,000	$ (4,995,000)	$ -	$ (5,986)	$ (986)
Common stock issued:
January 1, 2012 for cash ($0.00003/share)	168,000,000	168,000	(162,960)	-	-	5,040
Net (loss) for the period	-	-	-	-	(14,342)	(14,342)

Balance - May 31, 2012	5,168,000,000	$5,168,000	$ (5,157,960)	$ -	$ (20,328)	$ (10,288)

April 4, 2013 Cancel Shares of Eclipse IR, a Nevada corporation	(5,000,000,000)	(5,000,000)	5,000,000	-	-	-
April 4, 2013 Adjustment to reflect reverse merger	-	-	(35,949)	(8,270)	(1,296,378)	(1,340,597)
Common Stock Issued:
April 4, 2013 Shareholders of record on April 3, 2013 ($0.001/share)	196,000,008	196,000	(196,000)	-	-	-
April 4, 2013 for cash and subscription ($0.025/share)	4,000,000	4,000	96,000	(20,000)		80,000
Net (loss) for the period	-	-	-	-	(791,399)	(791,399)

Balance - December 31, 2013	368,000,008	$368,000	$ (293,909)	$ (28,270)	$ (2,108,105)	$ (2,062,284)

The accompanying notes to financial statements are an integral part of these financial statements.

ECLIPSE IDENTITY RECOGNITION CORPORATION
(FORMERLY AUTO HOME LOCK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Cumulative
	December 31,	December 31,	From
	2013	2012	Inception

Operating Activities:
Net (loss)	$ (791,399)	$ (625,057)	$ (2,108,105)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued as compensation	-	139	205
Deferred offering costs	2,000	18	-
Common stock issued for intellectual property	-	-	720
Changes in net assets and liabilities-
Changes in accounts receivable	-	(603)	-
Accounts payable and accrued liabilities	651,144	596,055	1,929,343
Unearned revenue	3,100	-	3,100

Net Cash Used in Operating Activities	(135,155)	(29,448)	(174,737)

Investing Activities:
Cash acquired in acquisition	709	-	709

Net Cash Provided by Investing Activities	709	-	709

Financing Activities:
Proceeds from stock issued, net	80,000	180	80,000
Proceeds from loan	10,000	35,000	45,000
Loan repayments to related parties	-	(6,357)	(6,357)
Proceeds from related party loans	47,271	-	58,633

Net Cash Provided by Financing Activities	137,271	28,823	177,276

Net (Decrease) Increase in Cash	2,825	(625)	3,248

Cash - Beginning of Period	423	1,048	-

Cash - End of Period	$ 3,248	$ 423	$ 3,248

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are an integral part of these financial statements.

Eclipse Identity Recognition Corporation

(FORMERLY AUTO HOME LOCK CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eclipse Identity Recognition Corporation  (the “Company”), formerly Auto Home Lock Incorporated., was incorporated in the State of Nevada as a for-profit company on May 5, 2011 and established a then fiscal year end of  May 31. The Company was incorporated with the intent to develop, produce and distribute an automated home locking system.  The Company’s product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button.  Unfortunately, the Company was not able to raise sufficient capital to fund its business development and consequently management began considering alternative strategies, such as business combinations or acquisitions to create value for Company shareholder.

On November 28, 2012, the Company received written consent from our company’s board of directors and a holder of 71.4% of our company’s voting securities to affect a stock split of our issued and outstanding shares of common stock, to a name change, and to increase our company’s authorized capital.

On January 16, 2013, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with Eclipse Identity Recognition Corporation, a Delaware company (“Eclipse Delaware”) and its shareholders.  Eclipse Delaware is a Delaware corporation in the development stage and has not commenced operations. Eclipse Delaware was incorporated under the laws of the State of Delaware on August 3, 2010. Eclipse Delaware designs, develops, and sells video analytics technologies that incorporate advanced facial detection, biometric search, and identity recognition techniques to detect and identify individuals from live and stored video streams. Eclipse Delaware expects to target its technology to law enforcement, public safety, commercial and private security, as well as entertainment and social media.  Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by our company of 196,000,008 shares of our common stock to the shareholders of Eclipse Delaware.

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

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of December 31, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended December 31, 2013 and 2012, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

The deferred offering costs of approximately $2,000 at December 31, 2013, relate to a contract with a consultant to raise capital for the Company.  The consultant has not raised any capital for the Company, therefore, deferred offering costs were charged to operations on April 4, 2013, the date on which the possibility of an offering was determined to be improbable.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the years ended December 31, 2013 and 2012, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense was $3,600 for each of the years ended December 31, 2013 and 2012.

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

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2013 and 2012, loans from related parties amounted to $82,325 and $4,826, respectively, and represented working capital advances from officers and shareholders of the Company. The loans are unsecured and non-interest bearing.  The balance of working capital advances is due on demand.

(4)  Stockholders’ Equity

Common stock

The Company’s authorized capital is 5,200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On May 26, 2011, the Company had issued 5,000,000,000 Founder’s shares at $0.000001 per share for net funds to the Company of $5,000.

In January 2012, the Company issued 168,000,000 common shares for $0.00003 per share, for net funds to the Company of $5,040.

On November 28, 2012 the Company effected a 1,000 for 1 forward split, which has been retrospectively reflected.

On April 4, 2013, the Company closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders.  As a result of the share exchange, Eclipse Delaware became a subsidiary of the Company.  Concurrently, and as a condition to closing the share exchange agreement, the Company cancelled 5,000,000,000 shares of our common stock.  Further, in connection with the closing of the share exchange agreement, the Company concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000, of which $20,000 was recorded as a subscription receivable.  As a result of these transactions, the Company had 368,000,008 issued and outstanding common shares.

Stock options

The company granted options to a non-employee. Options activity for the year ended December 31, 2013 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2012	-	-

Granted	50,000	$ 0.001
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2013	50,000	$ 0.001	0.21	$ 4,950

Exercisable at December 31, 2013	50,000	$ 0.001

Weighted average grant date fair value		$ 0.001

In March 2013, the Company granted 50,000 options for stock to a lender. The options have a one year life and an exercise price of $0.001. The options were valued at $0.001 per option or $50 using the estimated market value at the grant date.

(5)  Accrued Salaries

The Company has executed Employment Offer Agreements with nine (9) key Company employees.  These agreements are dated at various dates in 2010 and 2011.  As a term of the Agreement, those employees are not receiving direct payment for their services during the prefunding stage of the Company.  The compensation offered to those individuals for that prefunding period is a combination of stock issuance and deferred salary.  The salary is accrued at the agreed rate, until the Company has received funding and the employees’ salaries can be paid out of profits of the Company.  These salary amounts will not be paid to employees until a future date to be determined by the Company’s Board of Directors. Salaries were accrued at annual amounts ranging from $42,500 to $140,000.  The Prefunding Accrual was discontinued on January 1, 2013 and was replaced by a current payroll accrual.

(6)  Loans Payable

On September 19, 2012, the Company entered into a loan agreement for $15,000 with a unrelated third party.  The loan is unsecured, non-interest bearing, and due in six months from the date of the loan.  The due date was extended to March 19, 2014 by mutual consent of the parties. The Company granted the lender an option to purchase 30,000 shares of the Company’s common stock at par value.

On November 20, 2012, the Company entered into a loan agreement for $20,000 with an unrelated third party.  The loan is unsecured, bears interest of 10% per annum, and due at the point where the Company receives $100,000 in funding.

On April 29, 2013, the Company entered into a loan agreement for $10,000 with an unrelated third party.  The loan is unsecured, non-interest bearing, and due in six months from the date of the loan.  The due date was extended to March 11, 2014 by mutual consent of the parties. The Company granted the lender an option to purchase 20,000 shares of the Company’s common stock at par value.

(7)  Income Taxes

The provision ( for income taxes for the year ended December 31, 2013 and 2012 was as follows (assuming a 34% effective tax rate):

	2013	2012
Current Tax Provision:
Federal-
Taxable income

Total current tax provision

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 269,076	$ 212,519
Change in valuation allowance	(269,076)	(212,519)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of December 31, 2013 and 2012, as follows:

	2013	2012
Loss carryforwards	$ 716,756	$ 447,680
Less - Valuation allowance	(716,756)	(447,680)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2013 and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013 the Company had approximately $2,108,000 in tax loss carryforwards that can be utilized in future years to reduce taxable income, and expire by the year 2033. Certain limitations apply to the utilization of the loss carryforwards due to the Company’s merger.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)  Related Party Transactions

On August 3, 2010, the Company entered into two Intellectual Property Assignment Agreements to acquire the rights to the intellectual property of the two founding principal stockholders of the Company, whereby the Company acquired all of the rights, title and interest in and to the principal owned intellectual property.  The Company is unable to assign a value to the intellectual property and has therefore recorded the intellectual property at the par value of the stock issued $720.

As described in Note 3, as of December 31, 2013 and December 31, 2012, loans from related parties amounted to $82,325 and $4,826, respectively, to directors, officers, and stockholders of the Company.

In connection with the closing of the share exchange agreement, the Company concurrently closed a private placement with related parties for 4,000,000 shares at $0.025 per share for an aggregate total of $100,000 of which $20,000 was recorded as a subscription receivable.

(9)  Commitments

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

(10) Joint Venture

On September 5, 2012, the Company entered into a Memorandum of Understanding with an un-related third party.  The Parties intend to form a new entity which will develop a software application to determine feasibility of facial comparison in genealogy environments.  The un-related third party will provide the Company with $4,000 in product development expenses. The Company will develop a website and facial comparison application. The Company will assume no out-of-pocket costs beyond initial development of the website.  The Company will acquire 30% of the newly formed entity in payment for the development.  As of December 31, 2013 and 2012, the new entity has been formed, but no shares have been issued. The Company has incurred no costs related to this venture.  Accounting for the venture will be done on the equity method, since the Company will hold a 30% interest in the venture.

(10)  Subsequent Events

On January 31, 2014, The Company entered into a “Settlement Agreement and General Release” with Eclipse Identity Recognition Corporation, a Delaware corporation (“Eclipse”), Steven Miller and the former shareholders of Eclipse.  The agreement and release intends to unwind the transactions contemplated in the Share Exchange Agreement dated April 4, 2013 and return the parties to their respective positions prior to that agreement.

On January 31, 2014, the Company and Eclipse entered into a promissory note wherein on or before January 31, 2018, the fifth anniversary from the date of the note, Eclipse will pay the Company the principal sum of Sixty Six Thousand and 00/100 ($66,000.00) Dollars, and all interest accrued thereon as provided.   Interest shall accrue on the unpaid balance of the Principal Amount at the minimum rate imputed by the IRS. All interest payable hereunder shall be computed on the basis of actual days elapsed and shall be due and payable on the Payment Date.

On January 31, 2014, Steven Miller resigned as Chief Executive Officer of the Company.

On January 31, 2014, Gregory Rotelli was appointed Chief Executive Officer of the Company.

On February 26, 2014, our board of directors and a holder of 94.74% of our company’s voting securities approved a change of name of our company to Nudg Media Inc. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on March 12, 2014.

Item 9.           Changes and Disagreements With Accountants on Accounting and Financial Disclosure

On August 19, 2013, we formally informed Seale and Beers, CPAs of their dismissal as our company’s independent registered public accounting firm.

The reports of Seale and Beers, CPAs on our company’s financial statements as of and for the fiscal year ended May 31, 2012 and period of inception from May 5, 2011 to May 31, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the two most recent fiscal year ended May 31, 2012, period of inception from May 5, 2011 to May 31, 2011, and the subsequent interim period to August 19, 2013, there were no disagreements with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers, CPAs, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On August 1, 2013, our company engaged Weinberg & Baer LLP as its new independent registered public accounting firm. During the two most recent fiscal years and through July 31, 2013, our company had not consulted with Weinberg & Baer LLP regarding any matter that was the subject of a disagreement or a reportable event.

Item 9A.        Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure

As of December 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

Effective April 4, 2013, Maria Belisario resigned as a sole director, president, secretary, treasurer, chief financial officer and chairman of the board of directors of our company. Concurrently, Stephen Miller was appointed as sole director, president, chief financial officer and secretary. Ms. Belisario's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective January 31, 2014, Stephen Miller resigned as president, chief financial officer, secretary and director of our company. Mr. Miller's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective January 31, 2014, Gregory Rotelli was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

	Position Held with our Company	Age	Date First Elected or Appointed
Gregory Rotelli	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	53	January 31, 2014

The board of directors has no nominating, audit or compensation committee at this time.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gregory Rotelli - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Gregory Rotelli, has acted as our president, chief executive officer, chief financial officer, secretary, treasurer and director since January 31, 2014.  Mr. Rotelli has held leading positions in both technology startups as well as with established public companies. He has also been senior vice president of marketing for such companies as USSearch.com, a search engine technology company, and Systems Integrators (Sii), one of the largest computer hardware/software companies for major newspapers including Financial Times of London, Los Angeles Times, Le Monde of Paris and many more publications worldwide. He has over 25 years experience in senior management for both public and early-stage private companies, including former chief operating officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing.

From July 2009 to July 2010, Mr. Rotelli was the president of Toro Ventures Inc., an oil and gas explorations company traded on the OTC Bulletin Board. His responsibility as president of the company included managing the day to day operations of the company. Since January 2000, Mr. Rotelli has been a principal of Pacific Coast Capital Group, LLC, a privately owned consulting group focused on oil and gas, mining and financial services. As a consultant, Mr. Rotelli has advised and negotiated in both structured financings and early stage investments. Since March 2011, Mr. Rotelli has been an officer and director of Razor Resources Inc., a minerals exploration company traded on the OTC Bulletin Board. His responsibility as officer and director includes managing the day to day operations of the company. Since May 2011, Mr. Rotelli has been the president of Rostock Ventures Corporation, a resource exploration and production company engaged in the exploration, acquisition and development of mineral properties in the United States and traded on the OTC Bulletin Board. His responsibility as president of the company includes managing the day to day operations of the company. Since November 2011, Mr. Rotelli has been an officer and director of Independence Energy, Corp., an oil and gas explorations company traded on the OTC Bulletin Board. His responsibility as officer and director includes managing the day to day operations of the company.

Mr. Rotelli earned a Bachelor of Arts degree in Classics from Brown University in Rhode Island in 1982. He was deemed a Distinguished Scholar at the Regent University in Virginia, where he received his MBA in Marketing and Management in 1985.

We appointed Gregory Rotelli as a member to our board of directors because of his experience with public companies.

Significant Employees

We have no significant employees, other than Gregory Rotelli, our president, chief executive officer, chief financial officer, secretary, treasurer and director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.                   been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.                   had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.                   been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.                   been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.                   been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.                   been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2013 and December 31, 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and December 31, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Gregory Rotelli(1) President, Chief Executive Officer, Chief Financial Officer, Secretary Treasurer and Director	2013 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Stephen Miller(2) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasure, and Director	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	140,000(3) N/A	140,000 N/A
Maria Belisario(4) Former President, Chief Financial Officer and Secretary	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	95,000(3) Nil	95,000 Nil
Raul Goncalves Pinheiro(5) Former President, Chief Financial Officer, Secretary, Treasurer, Chairman and Director	2013 2012	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Gregory Rotelli was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on January 31, 2014.
(2)	Stephen Miller acted as president, chief executive officer, secretary and director from April 4, 2013 until his resignation from all of these positions on January 31, 2014.
(3)	These amounts represent accrued salaries for the fiscal year ended December 31, 2013.
(4)

Maria Belisario acted as president, chief executive officer, chief financial officer, secretary, treasurer and director from October 30, 2012 until her resignation from all of these positions on April 4, 2013.

(5)

Raul Goncalves Pinheiro acted as president, chief financial officer, secretary, treasurer, chairman and director from inception on May 5, 2011 and resigned from all of these positions on October 30, 2012.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2013.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 24, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Gregory Rotelli 711 S. Carson Street, Ste. 4 Carson City, Nevada 89701	Nil	Nil %
Directors and Executive Officers as a Group	Nil	Nil %

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2014. As of March 24, 2014, we had 177,143,316 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

Changes in Control

Other than as disclosed, we are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14.         Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013 $	December 31, 2012 $
Audit Fees	17,000	16,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	17,000	16,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Share Exchange Agreement among Auto Home Lock, Inc., Eclipse Identity Recognition Corporation and the Shareholders of Eclipse Identity Recognition Corporation dated January 16, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2013).

(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011)
3.3	Certificate of Amendment filed on December 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012.)
3.4	Certificate of Amendment filed on March 3, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed on March 13, 2014)
(4)	Instruments defining the rights of security holders, including indentures
4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on July 26, 2011).
(10)	Material Contracts
10.1	Share Exchange Agreement dated January 16, 2013 between our company and Eclipse Identity Recognition Corp. (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2013)
10.2	Bridge Loan Agreement dated February 8, 2013 between our company and Eclipse Identity Recognition Corp. (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2013)
10.3

Stock Purchase Agreement dated January 31, 2014, among our company, Eclipse Identity Recognition Corp. and the former shareholders of Eclipse Identity Recognition Corp. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014)

10.4

Settlement Agreement and General Release dated January 31, 2014 among our company, Eclipse Identity Recognition Corp. and the former shareholders of Eclipse Identity Recognition Corp. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUDG MEDIA INC.
(Registrant)

Dated: March 31, 2014	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)