Form 10-Q
period 2014-03-31
Nudg Media Inc.
filed 2014-05-20
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
NUDG MEDIA INC.
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
711 S. Carson Street Ste. 4 Carson City, Nevada				89701
(Address of principal executive offices)				(Zip Code)
888-332-3660
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
172,000,000 common shares issued and outstanding as of May 20, 2014.

NUDG MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

NUDG MEDIA INC.

(A Development Stage Company)

Consolidated Financial Statements

For the Period Ended March 31, 2014

(Expressed in US dollars)

(unaudited)

Nudg Media Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2014	December 31, 2013
	$	$
	(unaudited)
ASSETS

Current assets

Cash	5,470	3,248
Amounts receivable	181	–

Total current assets	5,651	3,248

Non-current assets

Promissory note receivable	66,000	–

Total assets	71,651	3,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	12,710	1,935,107
Due to related parties	44,284	82,325
Unearned revenue	–	3,100
Loans payable	55,805	45,000

Total liabilities	112,799	2,065,532

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 10)

Stockholders’ deficit

Common stock, 5,200,000,000 shares authorized, $0.001 par value 172,000,000 and 368,000,008 shares issued and outstanding, respectively	172,000	368,000

Additional paid-in capital	2,001,380	(293,909)

Common stock issuable	(20,000)	(28,270)

Deficit accumulated during the development stage	(2,194,528)	(2,108,105)

Total stockholders’ deficit	(41,148)	(2,062,284)

Total liabilities and stockholders’ deficit	71,651	3,248

(The accompanying notes are an integral part of these financial statements)

Nudg Media Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Accumulated from May 5, 2011 (date of inception) to March 31, 2014
	$	$	$

Revenues	–	–	12,000

Expenses

General and administrative costs	86,604	169,474	2,202,339
Research and development	–	–	720
Selling and marketing	–	738	3,650

Total expenses	86,604	170,212	2,206,709

Loss before other income (expense)	(86,604)	(170,212)	(2,194,709)

Other income (expense)

Interest income	181	–	181

Net loss	(86,423)	(170,212)	(2,194,528)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding , basic and diluted	336,404,378	5,168,000,000

(The accompanying notes are an integral part of these financial statements)

Nudg Media Inc.

(A Development Stage Company)

Consolidated Statements  of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Accumulated from May 5, 2011 (date of inception) to March 31, 2014
	$	$	$

Operating Activities

Net loss for the period	(86,423)	(170,212)	(2,194,528)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued as compensation	–	–	205
Common stock issued for intellectual property	–	–	720

Changes in operating assets and liabilities:

Accounts receivable	(181)	(603)	(181)
Accounts payable and accrued liabilities	47,602	144,405	1,976,945
Unearned revenue	–	–	3,100

Net cash used in operating activities	(39,002)	(26,410)	(213,739)

Investing Activities

Cash acquired in acquisition	–	709	709
Cash removed on deconsolidation	(1,286)	–	(1,286)

Net cash used in investing activities	(1,286)	709	(577)

Financing Activities

Proceeds from loans payables	42,510	–	87,510
Proceeds from loans payable – related parties	–	41,213	58,633
Repayment of loans payable – related parties	–	–	(6,357)
Proceeds from issuance of common stock	–	–	80,000

Net cash provided by financing activities	42,510	41,213	219,786

Increase in cash	2,222	15,512	5,470

Cash, beginning of period	3,248	423	–

Cash, end of period	5,470	15,935	5,470

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Nudg Media Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

1.   Nature of Operations and Continuance of Business

Nudg Media Inc. (the “Company”), formerly Auto Home Lock Incorporated and Eclipse Identity Recognition Corporation, was incorporated in the State of Nevada on May 5, 2011 and was incorporated with the intent to develop, produce and distribute an automated home locking system. The Company’s product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. On January 31, 2014, the Company approved of a name change to Nudg Media Inc., which became effective with the Nevada Secretary of State on March 12, 2014. The Company intends to enter into the social media and e-commerce business.

On January 16, 2013, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with Eclipse Identity Recognition Corporation, a Delaware company (“Eclipse Delaware”) and its shareholders.  Eclipse Delaware is a corporation in the development stage and has not commenced operations. Eclipse Delaware was incorporated under the laws of the State of Delaware on August 3, 2010. Eclipse Delaware designs, develops, and sells video analytics technologies that incorporate advanced facial detection, biometric search, and identity recognition techniques to detect and identify individuals from live and stored video streams. Eclipse Delaware expects to target its technology to law enforcement, public safety, commercial and private security, as well as entertainment and social media.  Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by our company of 196,000,008 shares of our common stock to the shareholders of Eclipse Delaware.

Effective February 8, 2013, and in connection with the share exchange agreement, the Company entered into a bridge loan agreement with Eclipse Delaware wherein the Company agreed to provide a loan of $35,000 to Eclipse Delaware. The principal amount of the loan was satisfied by the closing of the definitive share exchange agreement between the  Company and Eclipse Delaware. The loan was credited against the private placement of 4,000,000 shares of our company for $0.025 described below. Subsequent to the bridge loan, additional funds were advanced such that a total of $58,480 had been provided and was credited against the private placement. On April 4, 2013, the Company closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders.  As a result of the share exchange, Eclipse Delaware became a subsidiary of the Company. Concurrently, and as a condition to closing the share exchange agreement, the Company cancelled 5,000,000,000 shares of common stock.  The Company concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000. The Company consequently had 368,000,008 issued and outstanding common shares.

On January 31, 2014, the Company entered into a settlement agreement and general release with Eclipse Delaware, Steven Miller, and the former shareholders of Eclipse Delaware. The agreement and release intends to unwind and rescind the transactions made in connection with in the share exchange agreement dated January 31, 2013 and closed on April 4, 2013 and return the parties to their respective positions prior to the agreement. This resulted in the net liabilities of Eclipse Delaware as at January 31, 2014 being adjusted to additional paid-in capital.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2014, the Company has a working capital deficiency of $107,148 and an accumulated deficit of $2,194,528. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. These factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Nudg Media Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

2.     Summary of Significant Accounting Policies

(a)   Basic of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Eclipse Delaware. All inter-company balances and transactions have been eliminated on consolidation. On January 31, 2014, the Company and Eclipse Delaware entered into a settlement and release agreement whereby both parties have agreed to unwind the transactions relating to the January 31, 2013 share exchange agreement resulting in the accounts of Eclipse Delaware being removed as of January 31, 2014 with the net liabilities being adjusted to additional paid-in capital. The Company’s fiscal year-end is December 31.

(b)   Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)   Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of equipment, fair value of convertible notes payable, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

(e)   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Nudg Media Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(f)    Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended March 31, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense for period ended March 31, 2014 was $300 (December 31, 2013 - $3,600).

(g)   Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptable has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Software licenses fees will be recognized over the term of the agreement on a straight-line basis.

(h)   Share-based Compensation

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

(i)     Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Nudg Media Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(i)     Financial Instruments and Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are no observable inputs to the valuation methodology that are relevant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, promissory note receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(j)     Development Stage Company

The Company is currently considered a development stage company as defined by ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

(k)   Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2014, the Company had nil (December 31, 2013 – 50,000) potentially dilutive shares from outstanding stock options.

(l)     Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at March 31, 2014 and December 31, 2013, the Company had no items representing comprehensive income or loss.

(m)  Income Taxes

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

Nudg Media Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(m)  Income Taxes (continued)

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

(n)   Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Promissory Note Receivable

On January 31, 2014, the Company received a promissory note receivable for $66,000. The note is unsecured, matures on January 31, 2018, and bears interest at the minimum rate imputed by the IRS.

4.      Accounts Payable

	March 31, 2014 $	December 31, 2013 $

Trade accounts payable	12,710	37,723
Salaries payable	–	626,973
Prefunded payroll accrual	–	1,270,411

	12,710	1,935,107

5.     Related Party Transactions

As at March 31, 2014, a total of $44,284 (December 31, 2013 - $82,325) is owed to officers and shareholders of the Company, which is non-interest bearing, unsecured, and due on demand.

Nudg Media Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

6.    Loans Payable

(a)   On September 19, 2012, the Company entered into a loan agreement for $15,000 with a non-related party.  The loan is unsecured, non-interest bearing, and due in six months from the date of the loan. The due date was extended to March 19, 2014 by mutual consent of the parties. The Company granted the lender an option to purchase 30,000 shares of the Company’s common stock at par value. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

(b)   On November 20, 2012, the Company entered into a loan agreement for $20,000 with an non-related party. The loan is unsecured, bears interest of 10% per annum, and due at the point where the Company receives $100,000 in funding. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

(c)   On April 29, 2013, the Company entered into a loan agreement for $10,000 with an non-related party.  The loan is unsecured, non-interest bearing, and due in six months from the date of the loan. The due date was extended to March 11, 2014 by mutual consent of the parties. The Company granted the lender an option to purchase 20,000 shares of the Company’s common stock at par value. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

(d)   During the period ended March 31, 2014, the Company received funds totaling $55,805 from a non-related party. The amount owing is unsecured, non-interest bearing and due on demand.

7.   Common Stock

On January 31, 2014, the Company closed the settlement agreement and general release with Eclipse Delaware whereby the two companies mutually agreed to unwind the transactions related to the share exchange agreement dated January 31, 2013. This settlement agreement resulted in the Company cancelling the 196,000,008 common shares previously issued to the Eclipse Delaware shareholders and returning them to the treasury.  As a result of this transaction, the Company had 172,000,000 issued and outstanding common shares.

8.   Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2013	50,000	0.001

Expired	(50,000)	0.001

Outstanding, March 31, 2014	–	–

As at March 31, 2014, the aggregate intrinsic value of stock options outstanding is $nil (December 31, 2013 - $4,950).

Nudg Media Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

9.  Subsequent Events

(a)   On April 24, 2014, the Company entered into license agreement for the exclusive right to use certain patents, technical information and trademarks. Pursuant to the agreement, the Company will pay a 5% royalty on all net sales derived from the use of the patents, technical information and trademarks, to be paid quarterly on the 15th day following the quarter. The Company has also agreed to pay a total of $1,200,000 over a 60 month period in cash or the equivalent value of restricted common shares of the Company as follows:

•         $200,000 on or before October 24, 2014;

•         $200,000 on or before April 24, 2015;

•         $200,000 on or before April 24, 2016;

•         $200,000 on or before April 24, 2017;

•         $200,000 on or before April 24, 2018; and

•         $200,000 on or before April 24, 2019.

Pursuant to the agreement, any overdue payments will bear interest at a rate of 1.5% per month until such payment is received. The Company will also have the right to sublicense the patents, technical information and trademarks.

(b)   On May 1, 2014, the Company issued a promissory note payable. The amount owing is unsecured, bears interest at 10% per annum, and is due on May 1, 2015. Refer to Note 7(d).

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Nudg” mean Nudg Media Inc., unless otherwise indicated.

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

Effective January 31, 2014, we entered into an agreement with Eclipse Delaware, our wholly-owned subsidiary, and the former shareholders of Eclipse Delaware. Pursuant to this agreement, we agreed to unwind the share exchange transactions which were made in connection with a share exchange agreement dated January 16, 2013 among the same parties. The decision to unwind and rescind the transaction was in large part as a result of an inability to provide the financing required pursuant to the terms of the share exchange agreement with Eclipse Delaware. As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances.

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

Business Overview

Our company is an emerging technology company focused on establishing an innovative business model intended to bridge cutting-edge social media and e-commerce into a marketplace that connects friends, family, consumers, and vendors in new and exciting ways. Our website will be designed to be a centralized Internet portal and next-generation social media website that incorporates voice/text messaging, video email, video calling, voip calling and mobile technologies to allow consumers to access real-time information about various products and services through augmented proximity reality search features.

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

Further to certain ongoing negotiations, and our previously stated intentions of entering into the social media and e-commerce business, on April 24, 2014, we entered into a license agreement with Nudg Media Inc., a Delaware corporation (“Nudg Delaware”) for the exclusive right to use certain patents, technical information and trademarks globally, held by Nudg Delaware.

Pursuant to the license agreement, our company will pay a 5% royalty on all net sales derived from the use of the patents, technical information and trademarks, such royalty to be paid quarterly on the 15th day of the month for the preceding three month’s sales.

Our company will also pay a total of $1,200,000 over a 60 month period in money or equal value of restricted common shares of our company scheduled as follows:

  $200,000 within 6 months of the date of the license agreement;
  $200,000 within 12 months of the date of the license agreement;
  $200,000 within 24 months of the date of the license agreement;
  $200,000 within 36 months of the date of the license agreement;
  $200,000 within 48 months of the date of the license agreement;
  $200,000 within 60 months of the date of the license agreement.

Any overdue payments will bear interest at the rate of 1.5% per month until such payment is received by Nudg Delaware. Should the license agreement be terminated for any reason, our company will be required to submit a terminal report and pay Nudg Delaware for any remaining unpaid balance through any due date that has not been reached.

Our company will also have the right to sublicense the patents, technical information and trademarks and will be required to provide Nudg Delaware with copies of all executed sublicense agreements it enters into within 5 business days of execution.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013 and the Period from May 5, 2011 (inception) to March 31, 2014

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2014 and 2013 which are included herein.

Our operating results for the three month periods ended March 31, 2014 and 2013 are summarized as follows:

		Three Months Ended March 31,			Period from May 5, 2011 (inception) to March 31,
		2014		2013	2014
Revenue	$	nil	$	nil	$12,000
General and administrative		$(86,604)		$(169,474)	$(2,202,339)
Research and development	$	nil	$	nil	$(720)
Selling and marketing	$	nil		$738	$(3,650)
Interest income		$181	$	nil	$181
Net Loss		$(86,423)		$(170,212)	$(2,194,528)

We generated $12,000  in revenue for the period from May 5, 2011 (inception) to March 31, 2014. Our operating expenses during the three months ended March 31, 2014 were $86,604 compared to $170,212 during the same period ended 2013. Operating expenses for the three month period ended March 31, 2014 consisted primarily $86,604 of general and administrative expenses. Operating expenses for the three month period ended March 31, 2013 consisted primarily of $169,474 of general and administrative expenses and $738 of selling and marketing. We incurred operating expenses of $2,206,709 for the period from May 5, 2011 (inception) to March 31, 2014. We recorded a net loss of $86,423 for the three months ended March 31, 2014, as compared with $170,212 for the period ended March 31, 2013 and a net loss of $2,194,528 for the period from May 5, 2011 (inception) until March 31, 2014.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At March 31, 2014	At December 31, 2013
Current Assets	$5,651	$3,248
Current Liabilities	$112,799	$2,065,532
Working Capital (deficit)	$(107,148)	$(2,062,284)

Cash Flows

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Cash provided by (used in) Operating Activities	$(39,002)	$(26,410)
Cash provided by (used in) Investing Activities	$(1,286)	$709
Cash provided by (used in) Financing Activities	$42,510	$41,213
Net Increase (Decrease) in Cash	$2,222	$15,512

As of March 31, 2014, we had total current assets of $5,651and current liabilities of $112,799. We have a working capital deficit of $107,148 as of March 31, 2014.

We used $39,002 in cash for operating activities for the three month period ended March 31, 2014 compared with $26,410 used in operating activities for the same period in 2013. The increase in use of cash of $12,592 in operating activities is mainly attributed to a decrease in the accounts payable balance at period end offset by a decrease in the net loss for the period.

For the three month period ended March 31, 2014, we used $1,286 in cash flows from investing activities compared with $709 generated  in cash flows from investing activities for the same period in 2013.

Cash provided by financing activities for the three month period ended March 31, 2014 was $42,510 compared to $41,213 for the same period in 2013. The increase in cash provided by financing activities was mainly attributed to proceeds in loan payables received in the current period compared to proceeds from loans from related parties in the prior period.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Marketing	$300,000
Technical information license	$200,000
Software development	$150,000
Consulting and management	$65,000
Total	$715,000

We will require additional funds of approximately $715,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $107,148, an accumulated deficit of $2,194,528 and net loss from operations since inception of $2,194,709. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding its initial operations by way of issuing founder’s shares.

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

Critical Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of our company and our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation. On January 31, 2014, our company and our wholly-owned subsidiary entered into a settlement and release agreement whereby both parties have agreed to unwind the transactions relating to the January 31, 2013 share exchange agreement resulting in the accounts of the subsidiary being removed as of January 31, 2014 with the net liabilities being adjusted to additional paid-in capital. Our company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of equipment, fair value of convertible notes payable, fair value of stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, our company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended March 31, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Our company had a month to month lease.  Rent expense for period ended March 31, 2014 was $300 (December 31, 2013 - $3,600).

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

Loss per Common Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2014, our company had nil (December 31, 2013 – 50,000) potentially dilutive shares from outstanding stock options.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are no observable inputs to the valuation methodology that are relevant to the measurement of the fair value of the assets or liabilities.

Our company’s financial instruments consist principally of cash, amounts receivable, promissory note receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Effective April 25, 2014, Gregory Rotelli resigned as interim president, chief executive officer, chief financial officer, treasurer, secretary and director of our company. Mr. Rotelli's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently on April 25, 2014, Menachem Sofepr was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

Item 6.           Exhibits

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

10.5	License Agreement dated April 24, 2014 with Nudg Media Inc., a Delaware corporation (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2014)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

NUDG MEDIA INC.

Dated: May 20, 2014	/s/ Menachem Sofepr
Menachem Sofepr
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)