Form 10-Q
period 2014-06-30
Nudg Media Inc.
filed 2014-08-19
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
NUDG MEDIA INC.
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
711 S. Carson Street Ste. 4 Carson City, Nevada				89701
(Address of principal executive offices)				(Zip Code)
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
172,000,000 common shares issued and outstanding as of August 14, 2014.

NUDG MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

NUDG MEDIA INC.

Consolidated Financial Statements

For the Period Ended June 30, 2014

(Expressed in US dollars)

(unaudited)

Nudg Media Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2014	December 31, 2013
	$	$
	(unaudited)
ASSETS

Current assets

Cash	–	3,248
Amounts receivable	334	–

Total current assets	334	3,248

Non-current assets

Promissory note receivable	66,000	–
Intangible assets	783,472	–

Total assets	849,806	3,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	12,365	1,935,107
Due to related parties	44,284	82,325
Unearned revenue	–	3,100
Current portion of loans payable	271,210	45,000

Total current liabilities	327,859	2,065,532

Non-current liabilities

Loans payable, net of discount of $381,744 and $nil, respectively	618,256	–

Total liabilities	946,115	2,065,532

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock, 5,200,000,000 shares authorized, $0.001 par value 172,000,000 and 368,000,008 shares issued and outstanding, respectively	172,000	368,000

Additional paid-in capital	2,001,380	(293,909)

Common stock issuable	(20,000)	(28,270)

Accumulated deficit	(2,249,689)	(2,108,105)

Total stockholders’ deficit	(96,309)	(2,062,284)

Total liabilities and stockholders’ deficit	849,806	3,248

(The accompanying notes are an integral part of these financial statements)

Nudg Media Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	$	$	$	$

Revenues	–	–	–	–

Expenses

Amortization of intangible assets	14,651	–	14,651	–
General and administrative costs	20,529	250,623	107,134	411,563
Selling and marketing	–	5,141	–	10,780

Total expenses	35,180	255,764	121,785	422,343

Loss before other income (expense)	(35,180)	(255,764)	(121,785)	(422,343)

Other income (expense)

Interest income	153	–	334	–
Interest expense	(20,133)	–	(20,133)	–

Total other income (expense)	(19,980)	–	(19,799)	–

Net loss	(55,160)	(255,764)	(141,584)	(422,343)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding , basic and diluted	172,000,000	363,688,897	287,672,136	279,844,452

(The accompanying notes are an integral part of these financial statements)

Nudg Media Inc.

Consolidated Statements  of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
	$	$

Operating Activities

Net loss for the period	(141,584)	(422,343)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of the present value of long term loan	20,133	–
Amortization of intangible assets	14,651	–

Changes in operating assets and liabilities:

Accounts receivable	(334)	–
Deferred offering costs	–	2,000
Accounts payable and accrued liabilities	47,257	302,125

Net cash used in operating activities	(59,877)	(118,218)

Investing Activities

Cash acquired in acquisition	–	2,229
Cash removed on deconsolidation	(1,286)	–
Purchase of fixed asset	–	(1,213)

Net cash provided by (used in) investing activities	(1,286)	1,016

Financing Activities

Proceeds from loans payables	57,915	10,000
Proceeds from loans payable – related parties	–	40,597
Proceeds from issuance of common stock	–	80,000

Net cash provided by financing activities	57,915	130,597

Increase (decrease) in cash	(3,248)	13,395

Cash, beginning of period	3,248	423

Cash, end of period	–	13,818

Non-cash investing and financing activities:
Acquisition of intangible assets with loan payable	798,123	–

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Nudg Media Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

1.   Nature of Operations and Continuance of Business

Nudg Media Inc. (the “Company”), formerly Auto Home Lock Incorporated and Eclipse Identity Recognition Corporation, was incorporated in the State of Nevada on May 5, 2011 and was incorporated with the intent to develop, produce and distribute an automated home locking system. The Company’s product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. On January 31, 2014, the Company approved of a name change to Nudg Media Inc., which became effective with the Nevada Secretary of State on March 12, 2014. The Company intends to enter into the social media and e-commerce business. During the period ended June 30, 2014, the Company acquired the license rights to various patents, trademarks, and intellectual property relating to social media technologies. The Company is also in the process of raising additional equity capital to support the completion of its development activities.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

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

Nudg Media Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

1.     Nature of Operations and Continuance of Business (continued)

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2014, the Company has a working capital deficiency of $327,525 and an accumulated deficit of $2,249,689. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. These factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)   Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of equipment and intangible assets, fair value of convertible notes payable, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Nudg Media Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(d)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

(e)   Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of license rights to patents, trademarks and other technical information. The license rights are amortized straight-line over ten years over the estimated useful life.

(f)    Impairment of Long-lived Assets

The Company reviews long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset. No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

(g)   Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended June 30, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense for period ended June 30, 2014 was $300 (December 31, 2013 - $3,600).

(h)   Revenue Recognition

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

(i)     Share-based Compensation

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

Nudg Media Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(j)     Financial Instruments and Fair Value Measures

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

(k)   Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2014, the Company had 1,200,000 (December 31, 2013 – 50,000) potentially dilutive shares from outstanding stock options and convertible loans.

(l)     Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at June 30, 2014 and December 31, 2013, the Company had no items representing comprehensive income or loss.

Nudg Media Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
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

(m)  Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Promissory Note Receivable

On January 31, 2014, the Company received a promissory note receivable for $66,000. The note is unsecured, matures on January 31, 2018, and bears interest at the minimum rate imputed by the IRS.

4.      Intangible Assets

	Cost $	Accumulated amortization $	June 30, 2013 Net carrying value $	December 31, 2013 Net carrying value $

License rights	798,123	14,651	783,472	–

On April 24, 2014, the Company acquired license rights to certain patents, trademarks and technical information relating to an internet portal coupled with a next-generation social media website that incorporates voice and text messaging, video email and mobile technologies. Refer to Note 7.

Nudg Media Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

5.      Accounts Payable

	June 30, 2014 $	December 31, 2013 $

Trade accounts payable	12,365	37,723
Salaries payable	–	626,973
Prefunded payroll accrual	–	1,270,411

	12,365	1,935,107

6.     Related Party Transactions

As at June 30, 2014, a total of $44,284 (December 31, 2013 - $82,325) is owed to officers and shareholders of the Company, which is non-interest bearing, unsecured, and due on demand.

7.    Loans Payable

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

(d)   During the period ended June 30, 2014, the Company received funds totaling $71,210 from a non-related party. The amount owing is unsecured, non-interest bearing and due on demand.

(e)   On April 24, 2014, the Company entered into license agreement for the exclusive right to use certain patents, technical information and trademarks. Refer to Note 4. Pursuant to the agreement, the Company will pay a 5% royalty on all net sales derived from the use of the patents, technical information and trademarks, to be paid quarterly on the 15th day following the quarter. The Company has also agreed to pay a total of $1,200,000 over a 60 month period in cash or the equivalent value of restricted common shares of the Company as follows:

•         $200,000 on or before October 24, 2014;

•         $200,000 on or before April 24, 2015;

•         $200,000 on or before April 24, 2016;

•         $200,000 on or before April 24, 2017;

•         $200,000 on or before April 24, 2018; and

•         $200,000 on or before April 24, 2019.

Nudg Media Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

7.   Loans Payable (continued)

Pursuant to the agreement, any overdue payments will bear interest at a rate of 1.5% per month until such payment is received. The Company will also have the right to sublicense the patents, technical information and trademarks.

The loan payable has been discounted at a market rate of 20% to arrive at the net present value of $798,123.  As at June 30, 2014, the Company has recorded $818,256 (December 31, 2013 - $nil) for the present value of the note payable. During the period ended June 30, 2014, the Company has recorded $20,133 (2013 - $nil) which has been included in interest expense.

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

As at June 30, 2014, the aggregate intrinsic value of stock options outstanding is $nil (December 31, 2013 - $4,950).

9.  Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2014 and 2013.

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended June 30, 2014 and 2013 which are included herein.

Our operating results for the three and six month periods ended June 30, 2014 and 2013 are summarized as follows:

		Three Months Ended June 30,				Six Months Ended June 30,
		2014		2013	2014		2013
Revenue	$	nil	$	nil	$	nil	$	nil
Amortization of intangible asset		$(14,651)	$	nil		$(14,651)	$	nil
General and administrative		$(20,529)		$(250,623)		$(107,134)		$(411,563)
Selling and marketing	$	nil		$(5,141)	$	nil		$(10,780)
Interest income		$153	$	nil		$334	$	nil
Interest expense		$(20,133)	$	nil		$(20,133)	$	nil
Net Loss		$(55,160)		$(255,764)		$(141,584)		$(422,343)

Our operating expenses during the three months ended June 30, 2014 were $35,180 compared to $255,764 during the same period ended 2013. Operating expenses for the three month period ended June 30, 2014 consisted of $14,651 for amortization of intangible assets and $20,529 for general and administrative expenses. Operating expenses for the three month period ended June 30, 2013 consisted $250,623 of general and administrative expenses and $5,141 of selling and marketing. We recorded a net loss of $55,160 for the three months ended June 30, 2014, as compared with $255,764 for the period ended June 30, 2013. The net loss for the three months ended June 30, 2014, consisted of the operating loss as discussed above as well as interest expense for the accretion of the long-term portion of the loan payable of $20,133 offset by interest income of $153. The net loss for the three months ended June 30, 2014, consisted of only the operating loss for the period.

Our operating expenses during the six months ended June 30, 2014 were $121,785 compared to $422,343 during the same period ended 2013. Operating expenses for the six month period ended June 30, 2014 consisted of $14,651 for amortization of intangible assets and $107,134 for general and administrative expenses. Operating expenses for the six month period ended June 30, 2013 consisted $411,563 of general and administrative expenses and $10,780 of selling and marketing. We recorded a net loss of $141,584 for the six months ended June 30, 2014, as compared with $422,343 for the period ended June 30, 2013. The net loss for the six months ended June 30, 2014, consisted of the operating loss as discussed above as well as interest expense for the accretion of the long-term portion of the loan payable of $20,133 offset by interest income of $334. The net loss for the six months ended June 30, 2014, consisted of only the operating loss for the period.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,
	2014	2013
Current Assets	$334	$3,248
Current Liabilities	$327,859	$2,065,532
Working Capital (deficit)	$(327,525)	$(2,062,284)

Cash Flows
	Six Month	Six Month
	Period Ended	Period Ended
	June 30,	June 30,
	2014	2013
Cash provided by (used in) Operating Activities	$(59,877)	$(118,218)
Cash provided by (used in) Investing Activities	$(1,286)	$1,016
Cash provided by (used in) Financing Activities	$57,915	$130,597
Net Increase (Decrease) in Cash	$(3,248)	$13,395

As of June 30 2014, we had total current assets of $334and current liabilities of $327,859. We have a working capital deficit of $327,525 as of June 30, 2014.

We used $59,877 in cash for operating activities for the six month period ended June 30, 2014 compared with $118,218 used in operating activities for the same period in 2013. The decrease in use of cash of $58,341 in operating activities is mainly attributed to a decrease in the accounts payable balance at period end offset by a decrease in the net loss for the period.

For the six month period ended June 30, 2014, we used $1,286 in cash flows from investing activities compared with $1,016 generated  in cash flows from investing activities for the same period in 2013.

Cash provided by financing activities for the six month period ended June 30, 2014 was $57,915 compared to $130,597 for the same period in 2013. The increase in cash provided by financing activities was mainly attributed to proceeds in loan payables received in the current period compared to proceeds from loan payables received, loans from related parties, and issuance of common stock in the prior period.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Marketing	$300,000
Technical information license	$400,000
Software development	$150,000
Consulting and management	$65,000
Total	$915,000

We will require additional funds of approximately $915,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $327,525 and an accumulated deficit of $2,249,689. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding its initial operations by way of issuing founder’s shares.

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

Critical Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of our company and our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation. On January 31, 2014, the Company and its wholly-owned subsidiary entered into a settlement and release agreement whereby both parties have agreed to unwind the transactions relating to the January 31, 2013 share exchange agreement resulting in the accounts of the subsidiary being removed as of January 31, 2014 with the net liabilities being adjusted to additional paid-in capital. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of equipment, fair value of loans payable, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, our company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of license rights to patents, trademarks and other technical information. The license rights are amortized straight-line over ten years over the estimated useful life

Impairment of Long-lived Assets

The Company reviews long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset. No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended June 30, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense for period ended June 30, 2014 was $300 (December 31, 2013 - $3,600).

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

Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2014, the Company had 1,200,000 (December 31, 2013 – 50,000) potentially dilutive shares from outstanding stock options and convertible loans.

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

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NUDG MEDIA INC.

Dated: August 19, 2014	/s/ Menachem Sofepr
Menachem Sofepr
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)