Form 10-Q
period 2014-09-30
Nudg Media Inc.
filed 2014-11-19
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
NUDG MEDIA INC.
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
711 S. Carson Street, Suite 4, Carson City, Nevada				89701
(Address of principal executive offices)				(Zip Code)
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
172,000,000 common shares issued and outstanding as of November 18, 2014.

NUDG MEDIA INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

NUDG MEDIA INC.

Consolidated Financial Statements

For the Period Ended September 30, 2014

(Expressed in US dollars)

(unaudited)

Nudg Media Inc. Consolidated Balance Sheets (Expressed in US dollars)
	September 30, 2014	December 31, 2013
	$	$
	(unaudited)
ASSETS

Current assets

Cash	75,142	3,248
Amounts receivable	485	–

Total current assets	75,627	3,248

Non-current assets

Promissory note receivable	66,000	–
Intangible assets	763,355	–

Total assets	904,982	3,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	14,774	1,935,107
Due to related parties	44,284	82,325
Unearned revenue	–	3,100
Current portion of loans payable	356,210	45,000

Total current liabilities	415,268	2,065,532

Non-current liabilities

Loans payable, net of discount of $352,669 and $nil, respectively	647,331	–

Total liabilities	1,062,599	2,065,532

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock, 5,200,000,000 shares authorized, $0.001 par value 172,000,000 and 368,000,008 shares issued and outstanding, respectively	172,000	368,000

Additional paid-in capital	2,001,380	(293,909)

Common stock issuable	(20,000)	(28,270)

Accumulated deficit	(2,310,997)	(2,108,105)

Total stockholders’ deficit	(157,617)	(2,062,284)

Total liabilities and stockholders’ deficit	904,982	3,248

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc. Consolidated Statements of Operations (Expressed in US dollars) (unaudited)
	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$	$	$

Revenues	–	–	–	–

Expenses

Amortization of intangible assets	20,117	–	34,768	–
General and administrative costs	12,267	168,164	119,401	579,727
Selling and marketing	–	326	–	11,106

Total expenses	32,384	168,490	154,169	590,833

Loss before other income (expense)	(32,384)	(168,490)	(154,169)	(590,833)

Other income (expense)

Interest income	151	–	485	–
Interest expense	(29,075)	–	(49,208)	–

Total other income (expense)	(28,924)	(168,490)	(48,723)	(590,833)

Net loss	(61,308)	(168,490)	(202,892)	(590,833)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding , basic and diluted	172,000,000	368,000,008	172,000,000	309,245,429

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc. Consolidated Statements of Cash Flows (Expressed in US dollars) (unaudited)
	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$

Operating Activities

Net loss for the period	(202,892)	(590,833)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of the present value of long term loan	49,208	–
Amortization of intangible assets	34,768	–

Changes in operating assets and liabilities:

Accounts receivable	(485)	–
Deferred offering costs	–	2,000
Accounts payable and accrued liabilities	49,666	461,436

Net cash used in operating activities	(69,735)	(127,397)

Investing Activities

Cash acquired in acquisition	–	2,229
Cash removed on deconsolidation	(1,286)	–
Purchase of fixed asset	–	–

Net cash provided by (used in) investing activities	(1,286)	2,229

Financing Activities

Proceeds from loans payables	142,915	10,000
Proceeds from loans payable – related parties	–	42,461
Proceeds from issuance of common stock	–	80,000

Net cash provided by financing activities	142,915	132,461

Increase in cash	71,894	7,293

Cash, beginning of period	3,248	423

Cash, end of period	75,142	7,716

Non-cash investing and financing activities:
Acquisition of intangible assets with loan payable	798,123	–
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

1.   Nature of Operations and Continuance of Business

Nudg Media Inc. (the “Company”), formerly Auto Home Lock Incorporated and Eclipse Identity Recognition Corporation, was incorporated in the State of Nevada on May 5, 2011 and was incorporated with the intent to develop, produce and distribute an automated home locking system. The Company’s product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. On January 31, 2014, the Company approved of a name change to Nudg Media Inc., which became effective with the Nevada Secretary of State on March 12, 2014. The Company intends to enter into the social media and e-commerce business. During the period ended September 30, 2014, the Company acquired the license rights to various patents, trademarks, and intellectual property relating to social media technologies. The Company is also in the process of raising additional equity capital to support the completion of its development activities.

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

September 30, 2014

(Expressed in US dollars)

(unaudited)

1.     Nature of Operations and Continuance of Business (continued)

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2014, the Company has a working capital deficiency of $339,641 and an accumulated deficit of $2,310,997. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. These factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2014

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(d)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

(g)   Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended September 30, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense for the period ended September 30, 2014 was $300 (December 31, 2013 - $3,600).

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

September 30, 2014

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

(k)   Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2014, the Company had nil (December 31, 2013 – 50,000) potentially dilutive shares from outstanding stock options and convertible loans.

(l)     Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at September 30, 2014 and December 31, 2013, the Company had no items representing comprehensive income or loss.

Nudg Media Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

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

(n)   Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

4.     Intangible Assets

	Cost $	Accumulated amortization $	September 30, 2014 Net carrying value $	December 31, 2013 Net carrying value $

License rights	798,123	34,768	763,355	–

On April 24, 2014, the Company acquired license rights to certain patents, trademarks and technical information relating to an internet portal coupled with a next-generation social media website that incorporates voice and text messaging, video email and mobile technologies. Refer to Note 7.

Nudg Media Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

5.     Accounts Payable

	September 30, 2014 $	December 31, 2013 $

Trade accounts payable	14,774	37,723
Salaries payable	–	626,973
Prefunded payroll accrual	–	1,270,411

	14,774	1,935,107

6.     Related Party Transactions

As at September 30, 2014, a total of $44,284 (December 31, 2013 - $82,325) is owed to officers and shareholders of the Company, which is non-interest bearing, unsecured, and due on demand.

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

(b)   On November 20, 2012, the Company entered into a loan agreement for $20,000 with a non-related party. The loan is unsecured, bears interest of 10% per annum, and due at the point where the Company receives $100,000 in funding. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

(c)   On April 29, 2013, the Company entered into a loan agreement for $10,000 with a non-related party.  The loan is unsecured, non-interest bearing, and due in six months from the date of the loan. The due date was extended to March 11, 2014 by mutual consent of the parties. The Company granted the lender an option to purchase 20,000 shares of the Company’s common stock at par value. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

(d)   During the period ended September 30, 2014, the Company received funds totaling $71,210 from a non-related party. The amount owing is unsecured, non-interest bearing and due on demand.

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

Nudg Media Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

7.   Loans Payable (continued)

The loan payable has been discounted at a market rate of 20% to arrive at the net present value of $798,123.  At September 30, 2014, the Company has recorded $647,331 (December 31, 2013 - $nil) for the present value of the long-term portion of the note payable. During the period ended June 30, 2014, the Company has recorded accretion expense of $49,208 (2013 - $nil), which has been included in interest expense.

(f)    On September 30, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $75,000.  The loan is unsecured, bears interest at 10% per annum, and is due in September 2015.

8.   Common Stock

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

9.   Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2013	50,000	0.001

Expired	(50,000)	0.001

Outstanding, September 30, 2014	–	–

As at September 30, 2014, the aggregate intrinsic value of stock options outstanding is $nil (December 31, 2013 - $4,950).

10.  Subsequent Event

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2014 and 2013.

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2014 and 2013 which are included herein.

Our operating results for the three and nine month periods ended September 30, 2014 and 2013 are summarized as follows:

		Three Months Ended September 30,				Nine Months Ended September 30,
		2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
General and administrative		$12,267		$168,164		$119,401		$579,727
Selling and marketing	$	Nil		$326	$	Nil		$11,106
Amortization of intangible assets		$20,117	$	Nil		$34,768	$	Nil
Interest income		$151	$	Nil		$485	$	Nil
Interest expense		$29,075	$	Nil		$49,208	$	Nil
Net Loss		$(61,308)		$(168,490)		$(202,892)		$(590,833)

Our operating expenses during the three months ended September 30, 2014 were $32,384 compared to $168,490 during the same period ended 2013. Operating expenses for the three month period ended September 30, 2014 consisted of $20,117 for amortization of intangible assets and $12,267 for general and administrative expenses. Operating expenses for the three month period ended September 30, 2013 consisted $168,164 of general and administrative expenses and $326 of selling and marketing. We recorded a net loss of $61,308 for the three months ended September 30, 2014, as compared with $168,490 for the period ended September 30, 2013. The net loss for the three months ended September 30, 2014, consisted of the operating loss as discussed above as well as interest expense for the accretion of present value on the long-term portion of the loan payable of $29,075 offset by interest income of $151 . The net loss for the three months ended September 30, 2013, consisted of only the operating loss for the period.

Our operating expenses during the nine months ended September 30, 2014 were $154,169 compared to $590,833 during the same period ended 2013. Operating expenses for the nine month period ended September 30, 2014 consisted of $34,768 for amortization of intangible assets and $119,401 for general and administrative expenses. Operating expenses for the nine month period ended September 30, 2013 consisted $579,727 of general and administrative expenses and $11,106 of selling and marketing. We recorded a net loss of $202,892 for the nine months ended September 30, 2014, as compared with $590,833 for the period ended September 30, 2013. The net loss for the nine months ended September 30, 2014, consisted of the operating loss as discussed above as well as interest expense for the accretion of present value on the long-term portion of the loan payable of $49,208 offset by interest income of $485. The net loss for the nine months ended September 30, 2013, consisted of only the operating loss for the period.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At September 30, 2014	At December 31, 2013
Current Assets	$75,627	$3,248
Current Liabilities	$415,268	$2,065,532
Working Capital (deficit)	$(339,641)	$(2,062,284)

Cash Flows

	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Cash provided by (used in) Operating Activities	$(69,735)	$(127,397)
Cash provided by (used in) Investing Activities	$(1,286)	$2,229
Cash provided by (used in) Financing Activities	$142,915	$132,461
Net Increase (Decrease) in Cash	$71,894	$7,293

As of September 30 2014, we had total current assets of $75,627 and current liabilities of $415,268. We had a working capital deficit of $339,641 as of September 30, 2014.

We used $69,735 in cash for operating activities for the nine month period ended September 30, 2014 compared with $127,397 used in operating activities for the same period in 2013. The decrease  in use of cash of $57,662 in operating activities is mainly attributed to the fact that the Company has not spent all cash that was raised from financing activities as at September 30, 2014.

For the nine month period ended September 30, 2014, we used $1,286 in cash flows from investing activities compared with $2,229 generated in cash flows from investing activities for the same period in 2013.  Investing activities was based on the cash flow acquired and removed upon the acquisition and deconsolidation of our wholly-owned subsidiary.

Cash provided by financing activities for the nine month period ended September 30, 2014 was $142,915 compared to $132,461 for the same period in 2013. The increase  in cash provided by financing activities was mainly attributed to an increase in the amount of proceeds received from the issuance of loans payable.  During the period ended September 30, 2013, the Company also received cash proceeds from related parties and issuance of common shares.

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

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $339,641 and an accumulated deficit of $2,310,997. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding its initial operations by way of issuing founder’s shares.

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

Critical Accounting Policies

Basis of Presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of our company and our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation. On January 31, 2014, our company and its wholly-owned subsidiary entered into a settlement and release agreement whereby both parties have agreed to unwind the transactions relating to the January 31, 2013 share exchange agreement resulting in the accounts of the subsidiary being removed as of January 31, 2014 with the net liabilities being adjusted to additional paid-in capital. Our company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of equipment, fair value of loans payable, fair value of stock-based compensation, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

 Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 and December 31, 2013, our company had no cash equivalents..

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of license rights to patents, trademarks and other technical information. The license rights are amortized straight-line over ten years over the estimated useful life.

Impairment of Long-lived Assets

Our company reviews long-lived assets such as property and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset. No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended September 30, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Our company had a month to month lease. Rent expense for period ended September 30, 2014 was $300 (December 31, 2013 - $3,600).

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

Loss per Common Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2014, our company had nil (December 31, 2013 – 50,000) potentially dilutive shares from outstanding stock options and convertible loans.

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at September 30, 2014 and December 31, 2013, our company had no items representing comprehensive income or loss.

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

Recent Accounting Pronouncements

Our company has limited operations and is considered to be in the development stage. During the period ended June 30, 2014, our company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Effective October 7, 2014, Menachem Sofepr resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.  Mr. Sofepr's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective October 7, 2014, Jade Hall was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

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

10.5	License Agreement dated April 24, 2014 with Nudg Media Inc., a Delaware corporation (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2014)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUDG MEDIA INC.
Dated: November 19, 2014	/s/ Jade Hall
Jade Hall
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)