Form 10-K
period 2014-12-31
Nudg Media Inc.
filed 2015-04-15
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-175792

NUDG MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0729029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Ste. 4, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	888-322-3660

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2014 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
172,000,000 common shares as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “our company” and “Nudg” mean Nudg Media Inc., unless otherwise indicated.

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

On April 4, 2013, we closed the share exchange with Eclipse Delaware by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders. As a result of the share exchange, Eclipse Delaware became a subsidiary of our company. Concurrently, and as a condition to closing the share exchange agreement, we cancelled 5,000,000,000 shares of our common stock. Further, in connection with the closing of the share exchange agreement, we closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000. As a result of these transactions, we had 368,000,008 issued and outstanding common shares.

Additionally, effective April 4, 2013, we changed our fiscal year end to December 31.

As a result of the closing of the share exchange agreement with Eclipse Delaware, Eclipse Delaware became our wholly owned subsidiary and we intended to carry on business in the creation of facial recognition identity software.Our company is in the development stage and has generated only nominal /insignificant revenues.

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

As a result of unwinding the transactions, Eclipse Delaware is no longer our subsidiary as we agreed to return an aggregate of 93,745,000 common shares of Eclipse Delaware to the former shareholders of Eclipse Delaware. Further, the former shareholders of Eclipse Delaware agreed to return to us an aggregate of 196,000,008 of our common shares for cancellation and Eclipse Delaware will retain all assets necessary to effectuate its business and operations as currently conducted. Finally, Eclipse Delaware has issued a promissory note to our company in the amount of $66,000, due four years from the date of issuance, in consideration for the financing proceeds that we had provided to Eclipse Delaware.

In connection with the unwinding transactions above, we also entered into a settlement agreement and general release dated January 31, 2014 with Eclipse Delaware and the former shareholders of Eclipse Delaware. Pursuant to this agreement, all parties agreed to release each other from any liabilities that may arise from unwinding the share exchange agreement.

On February 26, 2014, we received written consent from our board of directors and a holder of 94.74% of our company’s voting securities, to change the name of our company to “Nudg Media Inc.”. A Certificate of Amendment to effect the change of name was filed on March 3, 2014 and became effective with the Nevada Secretary of State on March 12, 2014. The amendment was approved by the FINRA with an effective date of March 14, 2014 under the ticker symbol “NDDG”. Our CUSIP number is 67035V 109.

Business Overview

Our company is an emerging technology company focused on establishing an innovative business model intended to bridge cutting-edge social media and e-commerce into a marketplace that connects friends, family, consumers, and vendors in new and exciting ways. Nudg.com is designed be a centralized Internet portal and next-generation social media website that incorporates voice/text messaging, video email, video calling, voip calling and mobile technologies to allow consumers to access real-time information about various products and services through augmented proximity reality search features.  Apple has approved the Nudg.com app for download. Continued development will ensue.

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

Nudg.com will offer augmented reality coupons that feature proximity alerts for specific merchants. It is these unique attributes of the Nudg platform that will attract a wide audience of consumers who are actively seeking and redeeming coupons. The new self-serve coupon feature will also appeal to both small and large businesses looking to reach local customers through their Nudg Business Pages. Nudg members will receive alerts via push notification on their smartphones when they are within proximity to a business offering a coupon. Members can easily redeem an offer by displaying the mobile coupon at the point of purchase. Ultimately, our company may branch into the rapidly growing group-buying segment, as popularized by Groupon and LivingSocial. Nudg will generate revenue by selling banner space that will be viewed by people who are within the advertiser’s relevant geographic location and who display the appropriate interest criteria. Nudg will gather this specific user information by tracking accessed content, ‘liked’ items, and profile information. This kind of targeted market intelligence allows Nudg the ability to charge a premium for ad space. Nudg will also incorporate a bidding strategy on all banner inventories to ensure maximum revenues.

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

Our company will also pay a total of $1,200,000 over a 60 month period in money or equal value of restricted common shares of our company scheduled as follows:

         1.       $200,000 within 6 months of the date of the license agreement (not paid);

         2.       $200,000 within 12 months of the date of the license agreement;

         3.       $200,000 within 24 months of the date of the license agreement;

         4.       $200,000 within 36 months of the date of the license agreement;

         5.       $200,000 within 48 months of the date of the license agreement;

         6.       $200,000 within 60 months of the date of the license agreement.

Any overdue payments will bear interest at the rate of 1.5% per month until such payment is received by Nudg Delaware. The parties further agree that the license agreement may be terminated by the licensor with 15 days’ notice. Should the license agreement be terminated for any reason, our company will be required to submit a terminal report and pay Nudg Delaware for any remaining unpaid balance through any due date that has not been reached.

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

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of

(a)     the last day of the fiscal year of our company during which we had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)     the last day of the fiscal year of our company following the fifth anniversary of the date of the first sale of common equity securities of our company pursuant to an effective registration statement under this title;

(c)     the date on which our company has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)     the date on which our company is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

Plan of Operation

Combining the favorable elements of other social media sites into one streamlined platform, Nudg has created a brand that emphasizes simplicity above all else to connect businesses with prospective buyers online. As the new age of social media listings culminate in our company’s vision, Nudg’s online and mobile platform redefines what is possible on the Internet and allows for greater virtual interaction between users. To increase brand awareness and encourage adoption of our platform, our company will continue implementing its advertising strategy through avenues including print media, television advertising, public relations, and cross-marketing with other Internet video platforms.

With its guiding principles established, our company will continue to send a clear message about its mission and what it stands for, thereby building customer loyalty and persuading potential users to patronize the site. Our company will communicate our mission through careful cultivation of our vast promotional campaign to attract members of the online community and the general public. As a result, Nudg will earn mass allegiance from businesses and buyers at the same time.

Our company intends to achieve the following objectives:

•         Grow its base of users;

•         Build the brand into a household name;

•         Establish itself as a trusted resource for businesses and consumers;

•         Attract enough business users in major metro markets before expanding nationwide.

In order to reach these operational goals, our company will build on our strengths and advantages, as outlined in the following section.

Marketing

Our company will continue to generate interest in our online marketplace concept by utilizing a direct sales approach and a variety of advertising channels that will increase our company’s exposure to industry businesses and consumers. Nudg will benefit from numerous techniques, ranging from traditional methods to online methods, peppered with supplemental techniques to complete its promotional campaign. The details of the Nudg marketing strategy are illustrated in greater detail below.

Online Methods:

•         Website: Our company will search engine optimize our website in order to draw traffic.

•         Viral marketing: Nudg will rely on online viral marketing to spread our message of convenience, simplicity, and value. Viral marketing efforts will include cross marketing with other websites and video platforms, YouTube videos, a presence on social networking sites, and regular postings on Twitter. According to Amy Webb, a digital and product business consultant to online media companies, “Through services such as Twitter and Facebook, anyone with a mobile phone or laptop can easily move beyond chit-chatting with a circle of friends to spreading information on a worldwide network of millions.”

•         Internet advertising: Our company will use a combination of Internet advertising, including Cost-per-Click, Google AdWords, Tags, and banner ads as appropriate. This multi-pronged effort will help generate interest in our company from the online community and general public. Additionally, our company will coordinate marketing efforts with websites such as Google and Craigslist.

•         CPA Networks: Our company’s commitment of building a superior member base to become a dominant force in the social media realm relies on building a broad member base economically. For this reason using CPA networks is a great way to fix Nudg’s marketing cost to strategically calculate growth. Nudg will use http://www.monetise.co.uk andhttp://www.matomy.com for their CPA services.

•         PPI Network: Pay per install is another way to fix your marketing costs as you pay a fixed rate for installs. Nudg is developing a relationship with TapJoy to acquire their PPI services.

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

•         Television advertising: Our company recognizes that television advertising is still an effective means of reaching a large target population. For this reason our company will advertise on cable channels or area affiliates of major networks such as CBS, NBC, ABC, and Fox.

Supplementary Methods:

•         Word of mouth: Our company’s commitment to offering a superior online experience will generate a solid and positive reputation within the industry. Nudg’s users will recommend our company’s services to their friends, family members, and professional peers. Consumers have reported that “a person like me” has become the most credible source of information about a company or a product. Through this simple marketing tactic, Nudg will become recognized as the industry’s online marketplace leader.

Competition

Our company faces competition from other online social media and local deals sites, including LinkedIn and Citysearch. However, these sites either lack the mobile capabilities or fail to offer a video-focused user platform, virtually robbing its business participants of valuable face time with prospective customers. Therefore, Nudg will capitalize on our competitors’ weaknesses by building on the following strengths:

•         Free for users and businesses;

•         Social media incorporation;

•         Complex technology made simple;

•         Integrates with mobile applications;

•         Extensive, categorical searchability;

•         Sleek, user-friendly site design;

•         Affiliated with trusted websites;

•         Focused on local, individual communities.

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

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

PART II

Item 5.           Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were originally quoted on the OTC Bulletin Board under the symbol “AHLK”. Effective February 15, 2013, our stock symbol changed to “EIRC”. Effective March 14, 2014, our stock symbol changed to “NDDG”.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)(2)
Quarter Ended	High	Low
December 31, 2014	$1.00	$0.000001
September 30, 2014	$1.15	$0.00
June 30, 2014	$0.00	$0.00
March 30, 2014	$1.00	$0.10
December 31, 2013	$0.10	$0.10
September 30, 2013	$0.10	$0.10
June 30, 2013	$0.10	$0.10

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

Holders

As of March 30, 2015, our company had 6 holders of record of our common stock. As of such date, 172,000,000common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

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

This annual report contains forward looking statements relating to our company’s future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words “expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Results of Operations for the Years Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013 which are included herein.

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

		Year Ended
		December 31,
		2014		2013
Revenue	$	Nil	$	Nil
Amortization of intangible assets		$54,885	$	Nil
General and administrative		$143,793		$788,709
Selling and marketing	$	Nil		$2,690
Total operating expenses		$(198,678)		$(791,399)

Our operating expenses during the year ended December 31, 2014 were $198,678 compared to $791,399 during the year ended December 31, 2013. Operating expenses for the year ended December 31, 2014 consisted primarily of general and administrative expenses and amortization of intangible assets.

We recorded a net loss of $286,269 for the year ended December 31, 2014, as compared with $791,399 for the year ended December 31, 2013. In addition to the changes to operating expenses noted above, our company also incurred interest expense of $88,218 which was offset by interest income of $627. During the year ended December 31, 2013, our company did not have any other income or expenses.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2014	2013
Current Assets	$41,669	$3,248
Current Liabilities	$614,128	$2,065,532
Working Capital (deficit)	$(572,459)	$(2,062,284)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Cash provided by (used in) Operating Activities	$(103,835)	$(135,155)
Cash provided by (used in) Investing Activities	$(1,286)	$709
Cash provided by (used in) Financing Activities	$142,915	$137,271
Net Increase (Decrease) in Cash	$37,794	$2,825

As of December 31, 2014, we had total current assets of $41,669 and current liabilities of $614,128. We had a working capital deficit of $572,459 as of December 31, 2014.

We used $103,835 in cash for operating activities for the year ended December 31, 2014 compared with $135,155 used in operating activities for the year ended December 31, 2013. The decrease in use of cash of $31,320 in operating activities is mainly attributed to the decrease in the net loss for the current year offset by a change in the level of cash provided by accounts payable and accrued liabilities.

For the year ended December 31, 2014, we used $1,286 in cash flows from investing activities compared with $709 provided by cash flows from investing activities for the year ended December 31, 2013.

Cash provided by financing activities for the year ended December 31, 2014 was $142,915 compared to $137,271 for the year ended December 31, 2013. The increase in cash provided by financing activities was mainly attributed to proceeds from loans payable whereas our company received proceeds from loans payable and issuance of common stock during the year ended December 31, 2013.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Marketing	$100,000
Software development	$100,000
Consulting and management	$35,000
Total	$235,000

We will require additional funds of approximately $235,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014 and 2013, our company had no cash equivalents.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of license rights to patents, trademarks, and other technical information. The license rights are amortized straight-line over ten years over the estimated useful life.

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

Share-based Compensation

Our company follows the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

Our company’s financial instruments consist principally of cash, amounts receivable, promissory note receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs and the fair value of the loan payable issued for acquisition of the intangible assets is determined based on “Level 3”. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the years ended December 31, 2014 and 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Our company had a month to month lease. Rent expense was $300 and $3,600, respectively, for each of the years ended December 31, 2014 and 2013.

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

Recent Accounting Pronouncements

Our company has limited operations and is considered to be in the development stage. During the year ended December 31, 2014, our company has elected to early adopt Accounting Standard Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

There were various recent accounting pronouncements issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on our company’s financial position, results of operations or cash flows.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

NUDG MEDIA INC.

Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

(Expressed in US dollars)

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

 of Nudg Media Inc.:

We have audited the accompanying balance sheets of Nudg Media Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nudg Media Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2014, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

April 15, 2015

Nudg Media Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2014 $	December 31, 2013 $

ASSETS

Current assets

Cash	41,042	3,248
Amounts receivable	627	–

Total current assets	41,669	3,248

Non-current assets

Promissory note receivable	66,000	–
Intangible assets	743,238	–

Total assets	850,907	3,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	57,918	1,935,107
Due to related parties	–	82,325
Unearned revenue	–	3,100
Current portion of loans payable	556,210	45,000

Total current liabilities	614,128	2,065,532

Non-current liabilities

Loans payable, net of discount of $322,227 and $nil, respectively	477,773	–

Total liabilities	1,091,901	2,065,532

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock, 5,200,000,000 shares authorized, $0.001 par value 172,000,000 and 368,000,008 shares issued and outstanding, respectively	172,000	368,000

Additional paid-in capital	2,001,380	(293,909)

Common stock issuable	(20,000)	(28,270)

Accumulated deficit	(2,394,374)	(2,108,105)

Total stockholders’ deficit	(240,994)	(2,062,284)

Total liabilities and stockholders’ deficit	850,907	3,248

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended December 31, 2014 $	Year ended December 31, 2013 $

Revenues	–	–

Expenses

Amortization of intangible assets	54,885	–
General and administrative costs	143,793	788,709
Selling and marketing	–	2,690

Total expenses	198,678	791,399

Loss before other income (expense)	(198,678)	(791,399)

Other income (expense)

Interest income	627	–
Interest expense	(88,218)	–

Total other income (expense)	(87,591)	–

Net loss	(286,269)	(791,399)

Net loss per share, basic and diluted	(0.002)	(0.002)

Weighted average number of shares outstanding , basic and diluted	172,000,000	323,583,570

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

(expressed in U.S. dollars)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
		Amount	Capital	Receivable	Deficit	Total
	#	$	$	$	$	$

Balance, December 31, 2012	5,168,000,000	5,168,000	(5,158,626)	(8,270)	(1,316,706)	(1,315,602)

Cancellation of shares	(5,000,000,000)	(5,000,000)	5,000,000	–	–	–

Adjustment to reflect reverse merger	–	–	(35,283)	–	–	(35,283)

Shares issued pursuant to share exchange	196,000,008	196,000	(196,000)	–	–	–

Shares issued for cash	4,000,000	4,000	96,000	(20,000)	–	80,000

Net loss for the year	–	–	–	–	(791,399)	(791,399)

Balance, December 31, 2013	368,000,008	368,000	(293,909)	(28,270)	(2,108,105)	(2,062,284)

Adjustment to reflect the deconsolidation of the reverse merger	–	–	2,099,289	8,270	–	2,107,559

Shares cancelled pursuant to the deconsolidation of the reverse merger	(196,000,008)	(196,000)	196,000	–	–	–

Net loss for the year	–	–	–	–	(286,269)	(286,269)

Balance, December 31, 2014	172,000,000	172,000	2,001,380	(20,000)	(2,394,374)	(240,994)

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year ended December 31, 2014	Year ended December 31, 2013
	$	$

Operating Activities

Net loss for the year	(286,269)	(791,399)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of the present value of long term loan	79,650	–
Amortization of intangible assets	54,885	–

Changes in operating assets and liabilities:

Accounts receivable	(627)	–
Deferred offering costs	–	2,000
Accounts payable and accrued liabilities	48,526	651,144
Unearned revenue	–	3,100

Net cash used in operating activities	(103,835)	(135,155)

Investing Activities

Cash acquired in acquisition	–	709
Cash removed on deconsolidation	(1,286)	–
Purchase of fixed asset	–	–

Net cash provided by (used in) investing activities	(1,286)	709

Financing Activities

Proceeds from loans payables	142,915	10,000
Proceeds from loans payable – related parties	–	47,271
Proceeds from issuance of common stock	–	80,000

Net cash provided by financing activities	142,915	137,271

Increase in cash	37,794	2,825

Cash, beginning of period	3,248	423

Cash, end of period	41,042	3,248

Non-cash investing and financing activities:
Acquisition of intangible assets with loan payable	798,123	–
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

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

On January 16, 2013, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with Eclipse Identity Recognition Corporation, a Delaware company (“Eclipse Delaware”) and its shareholders.  Eclipse Delaware is a corporation in the development stage and has not commenced operations. Eclipse Delaware was incorporated under the laws of the State of Delaware on August 3, 2010. Eclipse Delaware designs, develops, and sells video analytics technologies that incorporate advanced facial detection, biometric search, and identity recognition techniques to detect and identify individuals from live and stored video streams. Eclipse Delaware expects to target its technology to law enforcement, public safety, commercial and private security, as well as entertainment and social media.  Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all 93,745,000 of the issued and outstanding shares of Eclipse Delaware’s common stock in exchange for the issuance by the Company of 196,000,008 shares of its common stock to the shareholders of Eclipse Delaware.

Effective February 8, 2013, and in connection with the share exchange agreement, the Company entered into a bridge loan agreement with Eclipse Delaware wherein the Company agreed to provide a loan of $35,000 to Eclipse Delaware. The principal amount of the loan was satisfied by the closing of the definitive share exchange agreement between the Company and Eclipse Delaware. The loan was credited against the private placement of 4,000,000 shares of the Company for $0.025 described below. Subsequent to the bridge loan, additional funds were advanced such that a total of $58,480 had been provided and was credited against the private placement. On April 4, 2013, the Company closed the share exchange by issuing the required 196,000,008 common shares to the Eclipse Delaware shareholders.  As a result of the share exchange, Eclipse Delaware became a subsidiary of the Company. Concurrently, and as a condition to closing the share exchange agreement, the Company cancelled 5,000,000,000 shares of common stock. The Company concurrently closed a private placement of 4,000,000 shares at $0.025 per share for an aggregate total of $100,000. The Company consequently had 368,000,008 issued and outstanding common shares.

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

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

1.     Nature of Operations and Continuance of Business

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2014, the Company has a working capital deficiency of $572,459 and an accumulated deficit of $2,394,374. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. These factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   Summary of Significant Accounting Policies

a)   Basis of Presentation and Principles of Consolidation

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

b)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair values of convertible debentures, derivative liability, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents.

c)   Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of license rights to patents, trademarks, and other technical information. The license rights are amortized straight-line over ten years over the estimated useful life.

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

d)   Impairment of Long-Lived Assets

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

e)     Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended June 30, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense for the year ended December 31, 2014 was $300 (December 31, 2013 - $3,600).

f)     Revenue Recognition

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

g)    Share-based Compensation

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

h)   Financial Instruments

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

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

h)   Financial Instruments (continued)

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

The Company’s financial instruments consist principally of cash, amounts receivable, promissory note receivable, accounts payable and accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs and the fair value of the loan payable issued for acquisition of the intangible assets is determined based on “Level 3”. Refer to Note 7(e). The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)      Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2014, the Company had 20,000,000,000 (December 31, 2013 – 50,000) potentially dilutive shares from outstanding stock options and convertible loans. The potentially dilutive shares exceed the authorized shares of the Company at December 31, 2014.

j)    Comprehensive Loss

      ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at December 31, 2014 and 2013, the Company had no items representing comprehensive income or loss.

k)   Income Taxes

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

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

k)  Income Taxes (continued)

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

l)      Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.    Promissory Note Receivable

On January 31, 2014, the Company received a promissory note receivable for $66,000. The note is unsecured, matures on January 31, 2018, and bears interest at the minimum rate imputed by the IRS. As at December 31, 2014, the Company has accrued interest receivable of $627 (2013 - $nil).

4.    Intangible Assets

	Cost $	Accumulated amortization $	December 31, 2014 Net carrying value $	December 31, 2013 Net carrying value $

License rights	798,123	54,885	743,238	–

On April 24, 2014, the Company acquired license rights to certain patents, trademarks and technical information relating to an internet portal coupled with a next-generation social media website that incorporates voice and text messaging, video email and mobile technologies. Refer to Note 7.

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

5.    Accounts Payable

	December 31, 2014 $	December 31, 2013 $

Trade accounts payable	49,351	37,723
Accrued interest payable	8,567	–
Salaries payable	–	626,973
Prefunded payroll accrual	–	1,270,411

	57,918	1,935,107

6.    Related Party Transactions

As at December 31, 2014, a total of $nil (2013 - $82,325) is owed to officers and shareholders of the Company, which is non-interest bearing, unsecured, and due on demand.

7.    Loans Payable

a)     On September 19, 2012, the Company entered into a loan agreement for $15,000 with a non-related party.  The loan is unsecured, non-interest bearing, and due in six months from the date of the loan. The due date was extended to March 19, 2014 by mutual consent of the parties. The Company granted the lender an option to purchase 30,000 shares of the Company’s common stock at par value. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

b)    On November 20, 2012, the Company entered into a loan agreement for $20,000 with a non-related party. The loan is unsecured, bears interest of 10% per annum, and due at the point where the Company receives $100,000 in funding. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

c)     On April 29, 2013, the Company entered into a loan agreement for $10,000 with a non-related party.  The loan is unsecured, non-interest bearing, and due in six months from the date of the loan. The due date was extended to March 11, 2014 by mutual consent of the parties. The Company granted the lender an option to purchase 20,000 shares of the Company’s common stock at par value. This loan was unwound pursuant to the settlement agreement and general release dated January 31, 2014. Refer to Note 1.

d)    During the year ended December 31, 2014, the Company received funds totaling $81,210 from a non-related party. The amount owing is unsecured, non-interest bearing and due on demand.

e)     On April 24, 2014, the Company entered into license agreement for the exclusive right to use certain patents, technical information and trademarks. Refer to Note 4. Pursuant to the agreement, the Company will pay a 5% royalty on all net sales derived from the use of the patents, technical information and trademarks, to be paid quarterly on the 15th day following the quarter. The Company has also agreed to pay a total of $1,200,000 over a 60 month period in cash or the equivalent value of restricted common shares of the Company as follows:

•         $200,000 on or before October 24, 2014;

•         $200,000 on or before April 24, 2015;

•         $200,000 on or before April 24, 2016;

•         $200,000 on or before April 24, 2017;

•         $200,000 on or before April 24, 2018; and

•         $200,000 on or before April 24, 2019.

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

7.    Loans Payable (continued)

Pursuant to the agreement, any overdue payments will bear interest at a rate of 1.5% per month until such payment is received. The Company will also have the right to sublicense the patents, technical information and trademarks.

The loan payable has been discounted at a market rate of 20% to arrive at the net present value of $798,123.  At December 31, 2014, the Company has recorded $677,773 (December 31, 2013 - $nil) for the present value of the note payable. During the year ended December 31, 2014, the Company has recorded accretion expense of $79,650 (2013 - $nil), which has been included in interest expense. As at December 31, 2014, the Company has accrued interest of $6,677 (203 - $nil) on the unpaid amount due on October 24, 2014. This amount has been recorded in accounts payable and accrued liabilities.

f)     On September 30, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $75,000. The loan is unsecured, bears interest at 10% per annum, and is due on demand. As at December 31, 2014, the Company has accrued interest of $1,890 (2013 - $nil) which has been recorded in accounts payable and accrued liabilities.

8.    Common Stock

        Share Transactions for the Year Ended December 31, 2014:

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

        Share Transactions for the Year Ended December 31, 2013:

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

9.    Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2013	50,000	0.001

Expired	(50,000)	0.001

Outstanding, December 31, 2014	–	–

As at December 31, 2014, the aggregate intrinsic value of stock options outstanding is $nil (December 31, 2013 - $4,950).

Nudg Media Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

10. Income Taxes

The Company has a net operating loss carried forward of $2,314,725 available to offset taxable income in future years.

The income tax benefit has been computed by applying the income tax rates of the United States (federal and state rates) of 34% to the net loss before income taxes. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2014 $	2013 $

Income tax recovery at statutory rate	70,250	269,079

Change in valuation allowance	(70,250)	(269,079)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014 $	2013 $

Net operating loss carried forward	787,006	716,756

Valuation allowance	(787,006)	(716,756)

Net deferred income tax asset	–	–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

11. Subsequent Event

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Item 9.           Changes and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.        Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure

As of December 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

Effective April 25, 2014, Gregory Rotelli resigned as interim president, chief executive officer, chief financial officer, treasurer, secretary and director of our company. Mr. Rotelli’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective April 25, 2014, Menachem Sofepr was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

Effective October 7, 2014, Menachem Sofepr resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company. Mr. Sofepr’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Jade Hall	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	28	October 7, 2014

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

Jade Hall, – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Jade Hall was appointed as our president, chief executive officer, chief financial officer, treasurer, secretary and director on October 7, 2014.  Ms. Hall has experience building mature sales and operations cultures, and developing product strategies and has proven experience in marketing and social media which will enhance the advancement of the technology.

We appointed Jade Hall as a member of the board of directors because of her experience and interest in advancing the Nudg technology.

Significant Employees

We have no significant employees, other than Jade Hall, our president, chief executive officer, chief financial officer, secretary, treasurer and director.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)     principal executive officer;

(b)     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2014 and December 31, 2013; and

(c)     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and December 31, 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Jade Hall(1) President, Chief Executive Officer, Chief Financial Officer, Secretary Treasurer and Director	2014 2013	14,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	14,000 N/A
Menachem Sofepr(2) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2014 2013	450 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	450 N/A
Gregory Rotelli(3) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2014 2013	1,600 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	1,600 N/A
Stephen Miller(4) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 140,000(6)	Nil 140,000
Maria Belisario(5) Former President, Chief Financial Officer, Secretary, Treasurer and Director	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 95,000(6)	N/A 95,000

(1)	Jade Hall was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on October 7, 2014.
(2)

Menachem Sofepr was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on April 25, 2014 and resigned from all positions on October 7, 2014.

(3)

Gregory Rotelli was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on January 31, 2014 and resigned from all positions on April 25, 2014.

(4)	Stephen Miller was appointed as our president, chief executive officer, secretary and director on April 4, 2013and resigned from all positions on January 31, 2014.
(5)	Maria Belisario was appointed as our president, chief financial officer, secretary, treasurer and director on October 30, 2012 and resigned from all positions on April 4, 2013.
(6)	These amounts represent accrued salaries for the fiscal year ended December 31, 2013.

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

Stock Options/SAR Grants

During our fiscal year ended December 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2014.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

On October 6, 2014, we entered into a general service agreement with our sole officer and director, Jade Hall. Under the terms of the agreement we agreed to pay Ms. Hall total compensation of $3,000 per month exchange for services provided to us by Ms. Hall in her capacity as president and chief executive officer of our company. The term of the agreement was for four months and may be extended by mutual written agreement by both of the parties to the agreement. Either party may terminate the agreement by providing 30 days’ notice to the other party. The term of the general services agreement was through February 2015 and our company is currently engaged with Ms. Hall on a month to month basis.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Jade Hall 542 W 142nd St Apt 8, New York, New York 10031	Nil	Nil%
Directors and Executive Officers as a Group	Nil	Nil%
DMS Bank & Trust Ltd. 20 Genesis Close Georgetown, Grand Cayman	152,832,000 Common Shares	88.85%
Over 5% Shareholders as a Group	152,832,000 Common Shares	88.85%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2015. As of March 30, 2014, we had 172,000,000 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On October 6, 2014, we entered into a general service agreement with our sole officer and director, Jade Hall. Under the terms of the agreement we agreed to pay Ms. Hall total compensation of $3,000 per month exchange for services provided to us by Ms. Hall in her capacity as president and chief executive officer of our company. The term of the agreement was for four months and may be extended by mutual written agreement by both of the parties to the agreement. Either party may terminate the agreement by providing 30 days’ notice to the other party. The term of the general services agreement was through February 2015 and our company is currently engaged with Ms. Hall on a month to month basis.

Item 14.         Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014 $	December 31, 2013 $
Audit Fees	15,500	17,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	15,500	17,000

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

NUDG MEDIA INC.
(Registrant)
Dated: April 15, 2015	/s/ Jade Hall
Jade Hall
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	/s/ Jade Hall
Jade Hall
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)