Form 10-Q
period 2015-03-31
Nudg Media Inc.
filed 2015-05-15
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
NUDG MEDIA INC.
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
711 S. Carson Street, Suite 4, Carson City, Nevada				89701
(Address of principal executive offices)				(Zip Code)
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
172,000,000 common shares issued and outstanding as of May 12, 2015.

NUDG MEDIA INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

NUDG MEDIA INC.

Financial Statements

For the Period Ended March 31, 2015

(Expressed in US dollars)

(unaudited)

Nudg Media Inc.

Balance Sheets

(Expressed in US dollars)

	March 31, 2015	December 31, 2014
	$	$
	(unaudited)
ASSETS

Current assets

Cash	26,204	41,042
Amounts receivable	838	627

Total current assets	27,042	41,669

Non-current assets

Promissory note receivable	66,000	66,000
Intangible assets	723,558	743,238

Total assets	816,600	850,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	70,576	57,918
Current portion of loans payable	556,210	556,210

Total current liabilities	626,786	614,128

Non-current liabilities

Loans payable, net of discount of $291,062 and $322,227, respectively	508,938	477,773

Total liabilities	1,135,724	1,091,901

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock, 5,200,000,000 shares authorized, $0.001 par value 172,000,000 shares issued and outstanding	172,000	172,000

Additional paid-in capital	2,001,380	2,001,380

Common stock issuable	(20,000)	(20,000)

Accumulated deficit	(2,472,504)	(2,394,374)

Total stockholders’ deficit	(319,124)	(240,994)

Total liabilities and stockholders’ deficit	816,600	850,907

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$

Revenues	–	–

Expenses

Amortization of intangible assets	19,680	–
General and administrative costs	16,769	86,604

Total expenses	36,449	86,604

Loss before other income (expense)	(36,449)	(86,604)

Other income (expense)

Interest income	211	181
Interest expense	(41,892)	–

Total other income (expense)	(41,681)	181

Net loss	(78,130)	(86,423)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding , basic and diluted	172,000,000	336,404,378

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Statements  of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$

Operating Activities

Net loss for the period	(78,130)	(86,423)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of the present value of long term loan	31,165	–
Amortization of intangible assets	19,680	–

Changes in operating assets and liabilities:

Accounts receivable	(211)	(181)
Accounts payable and accrued liabilities	12,658	47,602

Net cash used in operating activities	(14,838)	(39,002)

Investing Activities

Cash removed on deconsolidation	–	(1,286)

Net cash used in investing activities	–	(1,286)

Financing Activities

Proceeds from loans payables	–	42,510

Net cash provided by financing activities	–	42,510

Change in cash	(14,838)	2,222

Cash, beginning of period	41,042	3,248

Cash, end of period	26,204	5,470

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Nudg Media Inc.

Notes to the Financial Statements

March 31, 2015

(Expressed in US dollars)

(unaudited)

1.   Nature of Operations and Continuance of Business

Nudg Media Inc. (the “Company”), formerly Auto Home Lock Incorporated and Eclipse Identity Recognition Corporation, was incorporated in the State of Nevada on May 5, 2011 and was incorporated with the intent to develop, produce and distribute an automated home locking system. The Company’s product, when fully developed, was intended to allow the user to lock all the doors in the house and activate the alarm system simply by pressing one button. On January 31, 2014, the Company approved of a name change to Nudg Media Inc., which became effective with the Nevada Secretary of State on March 12, 2014. The Company intends to enter into the social media and e-commerce business. During the quarter ended June 30, 2014, the Company acquired the license rights to various patents, trademarks, and intellectual property relating to social media technologies.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2015, the Company has a working capital deficiency of $599,744 and an accumulated deficit of $2,472,504. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. These factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Nudg Media Inc.

Notes to the Financial Statements

March 31, 2015

(Expressed in US dollars)

(unaudited)

2.  Summary of Significant Accounting Policies

(a)   Basic of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. The Company’s fiscal year-end is December 31.

(b)   Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair values of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected..

(d)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

(g)   Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended June 30, 2014 and December 31, 2013, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense for the period ended March 31, 2015 was $nil (December 31, 2014 - $300).

Nudg Media Inc.

Notes to the Financial Statements

March 31, 2015

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

Nudg Media Inc.

Notes to the Financial Statements

March 31, 2015

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(k)   Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2015, the Company had an estimated 20,000,000,000 (December 31, 2014 – 20,000,000,000) potentially dilutive shares from convertible loans. The potentially dilutive shares exceed the authorized shares of the Company as at March 31, 2015 and December 31, 2014.

(l)     Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at March 31, 2015 and December 31, 2014, the Company had no items representing comprehensive income or loss.

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

3.   Promissory Note Receivable

On January 31, 2014, the Company received a promissory note receivable for $66,000. The note is unsecured, matures on January 31, 2018, and bears interest at the minimum rate imputed by the IRS. As at March 31, 2015, the Company has accrued interest receivable of $838 (December 31, 2014 - $627) which is recorded as amounts receivable.

Nudg Media Inc.

Notes to the Financial Statements

March 31, 2015

(Expressed in US dollars)

(unaudited)

4.     Intangible Assets

	Cost $	Accumulated amortization $	March 31, 2015 Net carrying value $	December 31, 2014 Net carrying value $

License rights	798,123	74,564	723,558	743,238

On April 24, 2014, the Company acquired license rights to certain patents, trademarks and technical information relating to an internet portal coupled with a next-generation social media website that incorporates voice and text messaging, video email and mobile technologies.

5.     Accounts Payable

	March 31, 2015 $	December 31, 2014 $

Trade accounts payable	51,282	49,351
Accrued interest payable	19,294	8,567

	70,576	57,918

6.     Loans Payable

(a)   As at March 31, 2015, the Company owed $81,210 (December 31, 2014 - $81,210) for funds received from a non-related party. The amount owing is unsecured, non-interest bearing, and due on demand.

(b)   On April 24, 2014, the Company entered into license agreement for the exclusive right to use certain patents, technical information and trademarks. Refer to Note 4. Pursuant to the agreement, the Company will pay a 5% royalty on all net sales derived from the use of the patents, technical information and trademarks, to be paid quarterly on the 15th day following the quarter. The Company has also agreed to pay a total of $1,200,000 over a 60 month period in cash or the equivalent value of restricted common shares of the Company as follows:

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

The loan payable has been discounted at a market rate of 20% to arrive at the net present value of $798,123.  As at March 31, 2015, the Company has recorded $908,938 (December 31, 2014 - $877,773) for the present value of the note payable. During the period ended March 31, 2015, the Company has recorded accretion expense of $31,165 (December 31, 2014 - $79,650), which has been included in interest expense. As at March 31, 2015, the Company has accrued interest of $15,554 (December 31, 2014 - $6,677) on the unpaid amount due on October 24, 2014. This amount has been recorded in accounts payable and accrued liabilities.

Nudg Media Inc.

Notes to the Financial Statements

March 31, 2015

(Expressed in US dollars)

(unaudited)

6.   Loans Payable (continued)

(c)   On September 30, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $75,000.  The loan is unsecured, bears interest at 10% per annum, and is due on demand. As at March 31, 2015, the Company has accrued interest of $3,740 (December 31, 2014 - $1,890) which has been recorded in accounts payable and accrued liabilities.

7.   Stock Options

	Number of options	Weighted average exercise price $

Outstanding, December 31, 2013	50,000	0.001

Expired	(50,000)	(0.001)

Outstanding, December 31, 2014 and March 31, 2015	–	–

8.  Risks and Uncertainties

The Company is a business whose planned principal operations relate to social media and e-commerce. The Company is currently conducting research and development activities to operationalize certain patented technologies that the Company owns so it can provide users a centralized Internet portal and next-generation social media website that incorporates voice/text messaging, video email, video calling, voip calling and mobile technologies to allow consumers to access real-time information about various products and services which will be accessible through the Company’s website and mobile applications.

During the last year, the Company acquired the exclusive right to use certain patents, technical information and trademarks with which it plans to use to develop its social media and e-commerce website. The Company also is in the process of raising additional equity capital to support the completion of its development activities to bring its website online.

The Company’s activities are subject to significant risks and uncertainties, including failure to secure additional funding and the ability to develop, market, and bring into use the Company’s social media and e-commerce website before another competitor develops similar technology

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

9.  Subsequent Event

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events except for the following:

On April 16, 2015, the Company entered into an Agreement whereby both parties agreed to terminate the license agreement and rescind all related obligations owing under the April 24, 2014 agreement. Pursuant to the Agreement, the Company will retain the rights and benefits to all technology developed under the license agreement during the term of the lease. Refer to Notes 4 and 6(b).

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

Business Overview

Our company is an emerging technology company focused on establishing an innovative business model intended to bridge cutting-edge social media and e-commerce into a marketplace that connects friends, family, consumers, and vendors in new and exciting ways. Nudg.com is designed to be a centralized Internet portal and next-generation social media website that incorporates voice/text messaging, video email, video calling, voip calling and mobile technologies to allow consumers to access real-time information about various products and services through augmented proximity reality search features. Apple has approved the Nudg.com app for download. Continued development will ensue.

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

Further to certain ongoing negotiations, and our previously stated intentions of entering into the social media and e-commerce business, on April 24, 2014, we entered into a license agreement with Nudge Media Inc., a Delaware corporation (“Nudge Delaware”) for the exclusive right to use certain patents, technical information and trademarks globally, held by Nudge Delaware.

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

Any overdue payments will bear interest at the rate of 1.5% per month until such payment is received by Nudge Delaware. Should the license agreement be terminated for any reason, our company will be required to submit a terminal report and pay Nudge Delaware for any remaining unpaid balance through any due date that has not been reached.

Our company will also have the right to sublicense the patents, technical information and trademarks and will be required to provide Nudge Delaware with copies of all executed sublicense agreements it enters into within 5 business days of execution.

On April 16, 2015, we entered into a Cancellation Agreement whereby both parties agreed to terminate the license agreement and rescind all related obligations owing under the April 24, 2014 agreement. Pursuant to the Cancellation Agreement, the Company will retain the rights and benefits to all technology developed under the license agreement during the term of the lease.

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

Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014.

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2015 and 2014 which are included herein.

Our operating results for the three month periods ended March 31, 2015 and 2014 are summarized as follows:

		Three Months Ended March 31,
		2015		2014
Revenue	$	nil	$	nil
Amortization of intangible assets		$(19,680)	$	nil
General and administrative		$(16,769)		$(86,604)
Interest income		$211		$181
Interest expense		$(41,892)	$	nil
Net loss		$(78,130)		$(86,423)

Our operating expenses during the three months ended March 31, 2015 were $36,499 compared to $86,604 during the same period ended 2014. Operating expenses for the three month period ended March 31, 2015 consisted of $19,680 for amortization of intangible assets and $16,769 for general and administrative expenses. Operating expenses for the three month period ended March 31, 2014 consisted $86,604 of general and administrative expenses. We recorded a net loss of $78,130 for the three months ended March 31, 2015, as compared with $86,423 for the period ended March 31, 2014. The net loss for the three months ended March 31, 2015, consisted of the operating loss as discussed above as well as interest expense for the accretion of the long-term portion of the loan payable of $41,892 offset by interest income of $211. The net loss for the three months ended March 31, 2014, consisted of only the operating loss for the period offset by interest income of $181.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At March 31 2015	At December 31, 2014
Current Assets	$27,042	$41,669
Current Liabilities	$626,786	$614,128
Working Capital (Deficit)	$(599,744)	$(572,459)

Cash Flows

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Cash provided by (used in) Operating Activities	$(14,838)	$(39,002)
Cash provided by (used in) Investing Activities	$–	$(1,286)
Cash provided by (used in) Financing Activities	$–	$42,510
Net Increase (Decrease) in Cash	$(14,838)	$2,222

As of March 31, 2015, we had total current assets of $27,042 and current liabilities of $626,786. We had a working capital deficit of $599,744 as of March 31, 2015.

We used $14,838 in cash for operating activities for the three month period ended March 31, 2015 compared with $39,002 used in operating activities for the same period in 2014. The decrease  in use of cash of $24,164 in operating activities is mainly attributed to a reduction in the amount of cash used for general and administrative costs during the three month period ended March 31, 2015 as compared with the same period in 2014.

For the three month period ended March 31, 2015, we used $nil in cash flows from investing activities compared with $1,286  in cash flows for investing activities for the same period in 2014.  Investing activities for 2014 related to the cash removed on deconsolidation of our wholly-owned subsidiary.

Cash provided by financing activities for the three month period ended March 31, 2015 was $nil compared to $42,510 for the same period in 2014. The decrease  in cash provided by financing activities was mainly attributed to of proceeds received from the issuance of loans payable in 2014 which were not received during the same period during 2015.

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

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $599,744 and an accumulated deficit of $2,472,504. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding its initial operations by way of issuing founder’s shares.

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

Critical Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in US dollars. Our company’s fiscal year-end is December 31.

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

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended March 31, 2015 and December 31, 2014, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Rent expense for period ended March 31, 2015 was $nil (December 31, 2014 - $300).

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

Loss per Common Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2015, our company had an estimated 20,000,000,000 (December 31, 2014 – 20,000,000,000) potentially dilutive shares from outstanding stock options and convertible loans. The potentially dilutive shares exceed that authorized shares of the Company as at March 31, 2015 and December 31, 2014.

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

Our company’s financial instruments consist principally of cash, amounts receivable, promissory note receivable, accounts payable and accrued liabilities, and loans payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Effective April 23, 2015, Jade Hall resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.  Ms. Hall’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective April 23, 2015, Gregory Rotelli was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

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

10.5	License Agreement dated April 24, 2014 with Nudg Media Inc., a Delaware corporation (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2014)

Exhibit Number	Description
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

NUDG MEDIA INC.
Dated: May 15, 2015	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)