Form 10-Q
period 2015-09-30
Nudg Media Inc.
filed 2015-11-16
CIK 1526183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-175792
NUDG MEDIA INC.
(Exact name of registrant as specified in its charter)
Nevada				80-0729029
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
711 S. Carson Street, Suite 4, Carson City, Nevada				89701
(Address of principal executive offices)				(Zip Code)
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
172,000,000 common shares issued and outstanding as of November 10, 2015.

NUDG MEDIA INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

NUDG MEDIA INC.

Financial Statements

For the Period Ended September 30, 2015

(Expressed in US dollars)

Nudg Media Inc. Balance Sheets (Expressed in US dollars)
	September 30, 2015	December 31, 2014
	$	$
	(unaudited)
ASSETS

Current assets

Cash	8,443	41,042
Amounts receivable	1,243	627
Prepaid expenses	1,150	–

Total current assets	10,836	41,669

Non-current assets

Promissory note receivable	66,000	66,000
Intangible assets	–	743,238

Total assets	76,836	850,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	57,783	57,918
Current portion of loans payable	181,224	556,210

Total current liabilities	239,007	614,128

Non-current liabilities

Loans payable, net of discount of $nil and $322,227, respectively	–	477,773

Total liabilities	239,007	1,091,901

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock, 5,200,000,000 shares authorized, $0.001 par value 172,000,000 shares issued and outstanding	172,000	172,000

Additional paid-in capital	2,001,380	2,001,380

Common stock issuable	(20,000)	(20,000)

Accumulated deficit	(2,315,551)	(2,394,374)

Total stockholders’ deficit	(162,171)	(240,994)

Total liabilities and stockholders’ deficit	76,836	850,907

(The accompany notes are an integral part of these financial statements)

Nudg Media Inc. Statements of Operations (Expressed in US dollars) (unaudited)
	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	$	$	$	$

Revenues	–	–	–	–

Expenses

Amortization of intangible assets	–	20,117	23,178	34,768
General and administrative costs	15,176	12,267	57,029	119,401

Total expenses	15,176	32,384	80,207	154,169

Loss before other income (expense)	(15,176)	(32,384)	(80,207)	(154,169)

Other income (expense)

Gain on disposal of intangible assets	–	–	211,699	–
Interest income	244	151	616	485
Interest expense	(2,257)	(29,075)	(53,285)	(49,208)

Total other income (expense)	(2,013)	(28,924)	159,030	(48,723)

Net income (loss)	(17,189)	(61,308)	78,823	(202,892)

Net income (loss) per share, basic and diluted	(0.00)	(0.00)	0.00	(0.00)

Weighted average number of shares outstanding, basic and diluted	172,000,000	172,000,000	172,000,000	172,000,000

(The accompany notes are an integral part of these financial statements)

Nudg Media Inc. Statements of Cash Flows (Expressed in US dollars) (unaudited)
	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	$	$

Operating Activities

Net income (loss) for the period	78,823	(202,892)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Accretion of the present value of long term loan	36,854	49,208
Amortization of intangible assets	23,178	34,768
Gain on disposal of intangible assets	(211,699)	–

Changes in operating assets and liabilities:

Accounts receivable	(616)	(485)
Prepaid expenses	(1,150)	–
Accounts payable and accrued liabilities	16,997	49,666

Net cash used in operating activities	(57,613)	(69,735)

Investing Activities

Cash removed on deconsolidation	–	(1,286)

Net cash used in investing activities	–	(1,286)

Financing Activities

Proceeds from loans payables	25,014	142,915

Net cash provided by financing activities	25,014	142,915

Change in cash	(32,599)	71,894

Cash, beginning of period	41,042	3,248

Cash, end of period	8,443	75,142

Non-cash investing and financing activities:
Acquisition of intangible assets with loan payable	–	798,123

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompany notes are an integral part of these financial statements)

Nudg Media Inc.
Notes to the Financial Statements
September 30, 2015
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

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding and the ability to develop, market, and bring into use the Company’s social media and e-commerce website before another competitor develops similar technology.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2015, the Company has a working capital deficiency of $228,171 and an accumulated deficit of $2,315,551. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. These factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Nudg Media Inc.
Notes to the Financial Statements
September 30, 2015
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

(d)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

(g)   Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended September 30, 2015 and December 31, 2014, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. The Company had a month to month lease.  Rent expense for the period ended September 30, 2015 was $nil (December 31, 2014 - $300).

Nudg Media Inc.
Notes to the Financial Statements
September 30, 2015
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
September 30, 2015
(Expressed in US dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

(k)   Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2015, the Company had estimated nil (December 31, 2014 – 20,000,000,000) potentially dilutive shares from convertible loans. The potentially dilutive shares exceed the authorized shares of the Company as at December 31, 2014.

(l)     Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and presentation of comprehensive income (loss) and its components in the financial statements. As at September 30, 2015 and December 31, 2014, the Company had no items representing comprehensive income or loss.

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

3.   Promissory Note Receivable

On January 31, 2014, the Company received a promissory note receivable for $66,000. The note is unsecured, matures on January 31, 2018, and bears interest at the minimum rate imputed by the IRS. As at September 30, 2015, the Company has accrued interest receivable of $1,243 (December 31, 2014 - $627) which is recorded as amounts receivable.

Nudg Media Inc.
Notes to the Financial Statements
September 30, 2015
(Expressed in US dollars)
(unaudited)

4.     Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2015 Net carrying value $	December 31, 2014 Net carrying value $

License rights	798,123	78,063	720,060	–	743,238

On April 24, 2014, the Company acquired license rights to certain patents, trademarks and technical information relating to an internet portal coupled with a next-generation social media website that incorporates voice and text messaging, video email and mobile technologies.

On April 16, 2015, the Company entered into a cancellation agreement (the “Agreement”) whereby both parties agreed to terminate the license agreement and rescind all related obligations owing under the April 24, 2014 agreement. Pursuant to the Agreement, the Company will retain the rights and benefits to all technology developed under the license agreement during the term of the lease. As at September 30, 2015, the Company fully impaired the intangible assets and offset the impairment with the carrying amount of the related obligations. Refer to Note 6(b).

5.     Accounts Payable

	September 30, 2015 $	December 31, 2014 $

Trade accounts payable	49,917	49,351
Accrued interest payable	7,866	8,567

	57,783	57,918

6.     Loans Payable

(a)   As at September 30, 2015, the Company owed $81,210 (December 31, 2014 - $81,210) for funds received from a non-related party. The amount owing is unsecured, non-interest bearing, and due on demand.

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

Nudg Media Inc.
Notes to the Financial Statements
September 30, 2015
(Expressed in US dollars)
(unaudited)

6.   Loans Payable (continued)

(b)   The loan payable has been discounted at a market rate of 20% to arrive at the net present value of $798,123.  As at September 30, 2015, the Company has recorded $nil (December 31, 2014 - $877,773) for the present value of the note payable. During the period ended September 30, 2015, the Company has recorded accretion expense of $36,834 (December 31, 2014 - $79,650), which has been included in interest expense. As at September 30, 2015, the Company has accrued interest of $17,132 (December 31, 2014 - $6,677) on the unpaid amount due on October 24, 2014. Pursuant to the Agreement, and the resulting impairment of the license rights, the Company has offset the impairment with the carrying amounts of all the related obligations including the net carrying value of the long term loan payable of $914,627 and accrued interest of $17,132 resulting in a gain on disposal of the intangible assets of $211,699.

(c)   On September 30, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $75,000.  The loan is unsecured, bears interest at 10% per annum, and is due on demand. As at September 30, 2015, the Company has accrued interest of $7,500 (December 31, 2014 - $1,890) which has been recorded in accounts payable and accrued liabilities.

(d)   On July 29, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $12,500. The loan is unsecured, bears interest at 10% per annum, and is due on July 30, 2016. As at September 30, 2015, the Company has accrued interest of $216 (December 31, 2014 - $nil) which has been recorded in accounts payable and accrued liabilities.

(e)   On August 13, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $6,250. The loan is unsecured, bears interest at 10% per annum, and is due on August 13, 2016. As at September 30, 2015, the Company has accrued interest of $82 (December 31, 2014 - $nil) which has been recorded in accounts payable and accrued liabilities.

(f)    On August 21, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $6,264. The loan is unsecured, bears interest at 10% per annum, and is due on August 21, 2016. As at September 30, 2015, the Company has accrued interest of $68 (December 31, 2014 - $nil) which has been recorded in accounts payable and accrued liabilities.

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

Nudg Media Inc.
Notes to the Financial Statements
September 30, 2015
(Expressed in US dollars)
(unaudited)

8.  Risks and Uncertainties (continued)

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2015 and 2014.

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2015 and 2014 which are included herein.

Our operating results for the three and nine month periods ended September 30, 2015 and 2014 are summarized as follows:

		Three Months Ended September 30,				Nine Months Ended September 30,
		2015		2014	2015		2014
Revenue	$	nil	$	nil	$	nil	$	nil
Amortization of intangible asset	$	nil		$(20,117)		$(23,178)		$(34,768)
General and administrative		$(15,176)		$(12,267)		$(57,029)		$(119,401)
Gain on disposal of intangible asset	$	nil	$	nil		$211,699	$	nil
Interest income		$244		$151		$616		$485
Interest expense		$(2,257)		$(29,075)		$(53,285)		$(49,208)
Net income (loss)		$(17,189)		$(61,308)		$78,823		$(202,892)

Our operating expenses during the three months ended September 30, 2015 were $15,176 compared to $32,384 during the same period ended 2014. Operating expenses for the three month period ended September 30, 2015 consisted of only amounts for general and administrative expenses. Operating expenses for the three month period ended September 30, 2014 consisted of $20,117 for amortization of intangible assets and $12,267 of general and administrative expenses. We recorded a net loss of $17,189 for the three months ended September 30, 2015, as compared with a net loss of $61,308 for the three month period ended September 30, 2014. The net loss for the three months ended September 30, 2015, consisted of the operating loss as discussed above as well as interest expense for the accretion of the long-term portion of the loan payable of $2,257 offset by interest income of $244. The net loss for the three months ended September 30, 2014, consisted of the operating loss for the period as well as interest expense for the accretion of the long-term portion of the loan payable of $29,075 offset by interest income of $151.

Our operating expenses during the nine months ended September 30, 2015 were $80,207 compared to $154,169 during the same period ended 2014. Operating expenses for the nine month period ended September 30, 2015 consisted of $23,178 for amortization of intangible assets and $57,029 for general and administrative expenses. Operating expenses for the nine month period ended September 30, 2014 consisted $34,768 for amortization of intangible assets and $119,401 of general and administrative expenses. We recorded net income of $78,823 for the nine months ended September 30, 2015, as compared with a net loss of $202,892 for the period ended September 30, 2014. The net income for the nine months ended September 30, 2015, consisted of the operating loss as discussed above as well as interest expense including the accretion of the long-term portion of the loan payable of $53,285 offset by interest income of $616 and a gain on disposal of intangible assets of $211,699. The net loss for the nine months ended September 30, 2014, consisted of the operating loss for the period as discussed above as well as interest expense for the accretion of the long-term portion of the loan payable of $49,208 offset by interest income of $485.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At September 30, 2015	At December 31, 2014
Current Assets	$10,836	$41,669
Current Liabilities	$239,007	$614,128
Working Capital Deficit	$(228,171)	$(572,459)

Cash Flows

	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Cash used in Operating Activities	$(57,613)	$(69,735)
Cash used in Investing Activities	$–	$(1,286)
Cash provided by Financing Activities	$25,014	$142,915
Net Increase (Decrease) in Cash	$(32,599)	$71,894

As of September 30, 2015, we had total current assets of $10,836 and current liabilities of $239,007. We had a working capital deficit of $228,171 as of September 30, 2015.

We used $57,613 in cash for operating activities for the nine month period ended September 30, 2015 compared with $69,735 used in operating activities for the same period in 2014. The decrease  in use of cash of $12,122 in operating activities is mainly attributed to a reduction in the amount of cash used for general and administrative costs during the nine month period ended September 30, 2015 as compared with the same period in 2014.

For the nine month period ended September 30, 2015, we used $nil in cash flows from investing activities compared with $1,286  in cash flows for investing activities for the same period in 2014.  Investing activities for 2014 related to the cash removed on deconsolidation of our wholly-owned subsidiary.

Cash provided by financing activities for the nine month period ended September 30, 2015 was $25,014 compared to $142,915 for the same period in 2014. The decrease  in cash provided by financing activities was mainly attributed to a decrease in proceeds received from the issuance of loans payable in 2015 as compared to the proceeds received from the issuance of loans in 2014.

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

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, our company has a working capital deficit of $228,171 and an accumulated deficit of $2,315,551. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding its initial operations by way of issuing founder’s shares.

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

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter. For the periods ended September 30, 2015 and December 31, 2014, no capital lease obligations were incurred; therefore, no amortization of lease expense was required. Rent expense for period ended September 30, 2015 was $nil (December 31, 2014 - $300).

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

Income (loss) per Common Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or convertible loans. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2015, our company had estimated nil (December 31, 2014 – 20,000,000,000) potentially dilutive shares from outstanding stock options and convertible loans. The potentially dilutive shares exceed that authorized shares of the Company as at December 31, 2014.

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

NUDG MEDIA INC.
Dated: November 16, 2015	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)